Form 10-Q
period 2009-03-31
HXT HOLDINGS, INC.
filed 2009-05-14
CIK 1315756

au
U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____ to _____

Commission File No. 333-146796

HXT HOLDINGS, INC.
(Name of Registrant in its Charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc. 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: 212-232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes                        No  X
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes      No_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer  ____      Non-accelerated filer  ___   Smaller reporting company _X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

As of May 12, 2009, we had 666,241 shares of common stock, par value $.001 per share issued and outstanding.

PART I. FINANCIAL INFORMATION

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,2009	September 30,2008
CURRENT ASSETS:
Cash & cash equivalents	$33,777	$6,827
Accounts receivable, net	129,958	142,449
Inventory	67,406	54,911
Other receivable	73,235	52,325
Deposits	-	5,852
Total current assets	304,377	262,363

PROPERTY AND EQUIPMENT, NET	191,205	218,807

TOTAL ASSETS	$495,582	$481,170

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$78,935	$157,660
Payroll payable	63,293	56,809
Unearned revenue	462,971	272,841
Total current liabilities	605,199	487,310

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; Authorized shares 1,000,000,
none issued and outstanding	-	-
Common stock, $0.001 par value; Authorized shares 60,000,000,
29,910,000 shares issued and 666,241 outstanding as of March 31, 2009
29,910,000 shares issued and outstanding as of September 30, 2008	29,910	29,910
Additional paid in capital	1,199,334	1,170,090
Treasury stock	(29,244)	-
Statutory reserve	57,103	57,103
Accumulated other comprehensive income	321,023	321,038
Retained earnings	(1,687,743)	(1,584,281)
Total stockholders' deficit	(109,617)	(6,140)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$495,582	$481,170

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three month	For the three month	For the six month	For the six month
	periods ended March 31	periods ended March 31	periods ended March 31	periods ended March 31
	2009	2008	2009	2008

Net revenues	$363,636	$93,119	$521,055	$433,618

Cost of revenue	252,166	8,867	255,338	135,490

Gross profit	111,470	84,252	265,717	298,128

Operating expenses
Selling expenses	99,884	51,871	177,276	202,081
General and administrative expenses	89,738	91,487	204,238	290,124
Research & development expenses	181,458	131,575	297,525	269,454
Total operating expenses	371,079	274,933	679,038	761,659

Loss from operations	(259,609)	(190,680)	(413,321)	(463,531)

Non-operating income (expense):
Interest expense	(147)	-	(146)	-
Interest income	97	8,601	240	9,547
Gain (loss) on sale of property	-	-	-	(1,571)
Other income	310,089	44,030	310,370	46,791
Other expense	(199)	(292)	(603)	(1,145)

Total non-operating income	309,840	52,339	309,859	53,621

Net Income (Loss)	50,231	(138,341)	(103,462)	(409,911)

Foreign currency translation gain (loss)	253	83,896	(15)	133,403

Comprehensive Income/(Loss)	$50,484	$(54,445)	$(103,477)	$(276,508)

Basic and diluted weighted average shares outstanding	29,585,069	29,910,000	29,749,320	29,910,000

Basic and diluted net loss per share	$0.002	$(0.005)	$(0.003)	$(0.014)

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the six month	For the six month
	period ended March 31	period ended March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,462)	$(409,911)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	35,637	29,685
Bad debt expense	57,341	95,375
Loss on sale of property	-	1,571
(Increase) / decrease in assets:
Accounts receivable	(38,797)	152,853
Inventory	(12,419)	4,963
Other receivable	(20,838)	36,350
Deposits	-	6,230
Advances to suppliers	-	26,493
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	(78,935)	(2,611)
Unearned revenue	189,744	(14,669)
Payroll payable	6,406	6,380
Tax payable	-	(5,743)
Net cash provided by (used in) operating activities	34,677	(73,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	-	5,023
Acquisition of property & equipment	(7,738)	(1,592)
Net cash provided by (used in) investing activities	(7,738)	3,432

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11	2,493

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS	26,950	(67,109)
		-
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,827	81,828

CASH & CASH EQUIVALENTS, ENDING BALANCE	$33,777	$14,719

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC.   AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                1. ORGANIZATION AND DESCRIPTION OF BUSINESS

HXT holdings, Inc. (formally China International Enterprises Corp., “the Company”, “HXT”, “We”, “Us”, “Our”) was incorporated in Delaware on January 13, 2005.  On January 31, 2005, the Company entered into a Share Exchange Agreement, pursuant to which HXT acquired 100% of the outstanding stock of Heng Xing Technology Group Development Limited (XHT) from its three shareholders.  XHT's only asset is 100% of the stock of Shenzhen Hengtaifeng Technology Co., Ltd., a PRC corporation hereinafter is referred to as “HTC”. The acquisition has been recorded as a recapitalization of XHT, with XHT being treated as the continuing entity. Effective August 16, 2006, the Company changed its name to HXT Holdings, Inc.

Heng Xing Technology Group Development Limited (the “XHT”) is a British Virgin Islands Corporation, incorporated on May 28, 2004. The company is authorized to issue 50,000 shares of common stock of $1 par value. The company is a non-operative holding company of Shenzhen Hengtaifeng Technology Co. Ltd. (“HTC”). On December 14, 2004, XHT entered in to an agreement with all the shareholders of HTC to acquire all of the outstanding stock of HTC. The acquisition has been recorded as a recapitalization of HTC, with HTC being treated as the continuing entity.

HTC was founded in Hi-tech Technology Industrial Park in the city of Shenzhen, Guangdong Province of People’s Republic of China in July 1995, under the name Shenzhen Guangba Trade Development Co., Ltd. HTC amended its name to Shenzhen Hengtaifeng Technology Co. Ltd. on May 12, 2000. HTC is primarily engaged in developing and distributing software and hardware systems on housing fund, guarantee information management, and home plan management in the People’s Republic of China.

On August 15, 2005, the Company became a wholly owned subsidiary of American Wenshen Steel Group, Inc.

Effective July 30, 2007, the company changed its fiscal year from December 31 to September 30.

As of March 31, 2009, American Wenshen Steel Group, Inc. distributed all of the 29,910,000 currently outstanding common Stocks of HXT Holdings to its stockholders.  There was no proceeds from the distribution and neither American Wenshen nor HXT Holdings received any consideration in exchange for the shares distributed .

After the distribution, the Company is no longer a subsidiary of American Wenshen. The Company will continue to be engaged indirectly in the specialized software industry in the People’s Republic of China through its indirectly wholly owned subsidiary, Shenzhen Hengtaifeng Technology Co., Ltd.

Accordingly, 29,243,759 shares were immediately surrendered to the treasury of the Company, leaving 666,241 shares outstanding at the close of business on March 31, 2009.

On April 7, 2009 the Company’s Board of Directors declared a three-for-one forward split of the outstanding shares.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and footnotes.  The results of the six month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending September 30, 2009.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries XHT and HTC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $270,740 and $218,956 as of March 31, 2009 and September 30, 2008, respectively.

Inventories

Inventories comprised of software Compact disk, Computer server and macro-storage equipment. Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of: 39 years for building, 5 or 7 years for machinery and equipments, and 7 years for vehicles.

Software development costs

The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value.  Capitalization ceases when the product or enhancement is available for general release to customers.

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product.  If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.  144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business."  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2009, there were no significant impairments of its long-lived assets.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers or services has been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

License Revenue.  The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable.  Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs.  If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer.  Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer.  For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin (“ARB”) No. 45 and SOP 81-1.

Services Revenue.  Revenue from consulting services is recognized as the services are performed for time-and-materials contracts and contract accounting is utilized for fixed-price contracts.  Revenue from training and development services is recognized as the services are performed.  Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. Revenue from software services is recognized ratably over the service period.  Payment received in advance is recorded on the balance sheet as unearned revenue.

As of March 31, 2009, unearned revenue is $462,971, and it includes $414,899 of customer deposit and $48,072 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $297,525 and $269,454 for the six month periods ended March 31, 2009 and 2008, respectively.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 01, 2006 and will recognize stock-based compensation expense using the modified prospective method.  The Company did not issue any stock based compensation during the six month period ended March 31, 2009.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the Shenzhen local tax bureau, the Company is exempted from income tax in 2003 and 2004. The Company will also have half of its income taxes exempt from 2005 to 2007. According to the Provisional Regulations of the People's Republic of China on Income Tax, the taxable income for the six month periods ended March 31, 2009 and 2008 are negative, so no income tax is incurred.

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is Chinese Renminbi. The unit of Renminbi is in Yuan. Foreign currency translation gain (loss) amounted to $(15) and $133,403 for the six month periods ended March 31, 2009 and 2008, respectively.  Accumulated other comprehensive income amounted to $321,023 and $321,038 on March 31, 2009 and September 30, 2008, respectively.

Earnings per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Recent pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

                3. INVENTORIES

Inventories as of March 31, 2009 and September 30, 2008 consist of the following:
	March 31, 2009	September 30, 2008
Raw and packing materials	$53,290	$53,306
Finished goods	1,607	1,605
Work in process	283,021	433,487
Total	337,918	488,398
Less: Allowance for inventories	(270,512)	(433,487)
Net Inventories	$67,406	$54,911

4.    PROPERTY AND EQUIPMENT

Net property and equipment as of March 31, 2009 and September 30, 2008 are as follows:

	March 31, 2009	September 30, 2008
Building & improvement	$41,555	$41,498
Machinery& equipment	222,634	214,602
Vehicles	87,084	86,966
Furniture and fixture	22,049	22,019
Software	316,793	316,360
Total	690,115	681,445
Less: Accumulated depreciation	(498,910)	(462,683)
Net Property & Equipment	$191,205	$218,807

                Depreciation expenses for the six month periods ended March 31, 2009 and 2008 were $35,637 and $29,685, respectively.

5.	OTHER RECEIVABLE

Other receivable as of March 31, 2009 and September 30, 2008 consist of the following:

	March 31, 2009	September 30, 2008
Advances to other companies	$4,011	$12,991
Advances to employees	45,240	28,786
Value added tax receivable	23,984	10,548
Total	$73,235	$52,325

Advances to other companies amounted to $4,011 as of March 31, 2009. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $45,240.  These advances are unsecured, interest free, and due on demand.

6.     ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company has accounts payable and accrued expenses amounting $78,935 and $157,660 as of March 31, 2009 and September 30, 2008, respectively. Accounts payable includes payable to vendors, and accrued expenses include accrued professional expenses.

7.	OTHER INCOME

Other income amounted to $310,370 and $46,791 for the six month periods ended March 31, 2009 and 2008, respectively.  Other income mainly consists of recovery of bad debt for the six month periods ended March 31, 2009.

8.    TAX PAYABLE
The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also has half of its income taxes exempt (income tax rate 15%) from 2005 to 2007.

The provision for taxes on earnings for the six month periods ended March 31, 2009 and 2007 consisted of:

	For the six month periods ended March 31
	2 0 0 9	2 0 0 8

TaxTax at statutory rate	34%	34%
Foreign tax rate difference	<19%>	<19%>
Net operating loss in other tax jurisdiction for where no benefit is realized	<15%>	<15%>
Effective tax rate	0%	0%

 Deferred tax assets:

Net operating loss	$1,459,749

Total deferred tax assets	558,554
Less valuation allowance	(558,554)
$--

At March 31, 2009, the Company had a net operating loss (“NOL”) carry forwards of approximately $1,459,749.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

9.     EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees' salaries for the year ended December 31, 2004. The total expense for the above plan amounted to $41,290 for the year ended December 31, 2004.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries for the years ended December 31, 2005. The total expense amounted to $11,564 and $12,097 for the six month periods ended March 31, 2009 and 2008, respectively.

10.   STATUTORY RESERVE

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i) Making up cumulative prior years' losses, if any;

ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and Statutory common welfare fund is no longer required per the new cooperation law executed in 2006.

iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve was $0 for the six month periods ended March 31, 2009 and 2008, respectively.

11.     SHAREHOLDERS’ EQUITY

The Company has authorized (a) Sixty Million (60,000,000) shares of common stock, par value .001 per share and (b) One Million (1,000,000) shares of Preferred Stock, par value .001 per share.  As of March 31, 2009, 29,910,000 common shares were issued and  666,241 shares were outstanding, and none preferred stock was issued and outstanding.

On April 7, 2009 the Company’s Board of Directors declared a three-for-one forward split of the outstanding shares.

12.    COMMITMENT

HTC has leased approximately 510 square meters of space used for its executive offices and operations in Shenzhen, China from Shenzhen Zhongze Shiji Co., Ltd. The lease is for a term of five year from October 1, 2007 to September 30, 2012. The monthly rent expense is $5,046 (excluding property management and area condition maintenance fees).

The rent expenses are $26,258 and $32,888 for the six month periods ended March 31, 2009 and 2008, respectively.

Future lease commitments for the periods after March 31, 2009 are as follows:

2009	$45,414
2010	60,552
2011	60,552
2012	45,414
Total	$211,932

13.  SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The interest expenses are $146 and $0 for the six month periods ended March 31, 2009 and 2008, respectively.

 The Company did not paid income tax for the six month period ended March 31, 2009 and 2008, respectively.

14.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environments and foreign currency      exchange.  The Company’s results may be adversely affected by changes in governmental policies   with   respect   to   laws   and    regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company does not maintain fire, theft or liability insurance. The Company is exposed to various risks of loss related to torts; theft of, damage to and destruction of assets; error and omissions and natural disasters.

15.  MAJOR CUSTOMERS AND VENDORS

Major customers and vendors represent those who accounted for 10% or over of the Company’s total net revenue or purchase, respectively.

Two major customers accounted for 40% and 10% of the revenue for the six month period ended March 31, 2009.  The Company has receivables of $49,807 to these customers on March 31, 2009.

Two major customers accounted for 22% and 11% of the revenue for the six month period ended March 31, 2008.  The Company has receivables of $21,840 to these customers on March 31, 2008.

Two major vendors provided 66% and 22% of the Company’s purchases for the six month period ended March 31, 2009.  The Company has payables of $12,528 to these vendors on March 31, 2009.

Two major vendors provided 44% and 40% of the Company’s purchases for the six month period ended March 31, 2008.  The Company has payables of $12,211 to these vendors on March 31, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the six month periods ended March 31, 2009 and 2008.

You should read this section together with our consolidated financial statements and related notes appearing elsewhere in this prospectus. This discussion contains predictive statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these predictive statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

Overview

Because all of our operations are conducted by our subsidiary, HTF, this discussion of our financial results is based on the business results and financial condition of HTF.  HTF is a provider of special-use applications software and management-information systems integration services in The People's Republic of china ( the " PRC"), and develops and produces four kinds of specialized software products:  Housing Accumulation Fund software, Credit Guarantee management software, family planning software and property management software. Of these four products, Housing Accumulation Fund software and Credit Guarantee software are the major contributors to our revenue.

HTF has also been in the business of providing value-added systems integration services pursuant to its strategic alliances with other software companies. In 2008, HTF’s strategic alliance with Lenovo ended when the cooperation agreement between the two parties expired and was not renewed.  As a result, we do not expect to have any significant revenue from our systems integration services for the indefinite future.

In addition to the loss of revenue from systems integration services, we have experienced reduced sales volume for most of our software products, during each of the six comparison periods.  In the case of our two main software products, we believe the reduction in revenue will not be reversed, and may deepen, over the next several quarters, as customers delay purchases of our products until we release new versions or upgrades, which we hope to do in 2009.

Results of Operations

HXT HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months periods ended March 31, 2009 and 2008

	For the six months periods ended March 31
	2009	2008
	(Unaudited)	(Unaudited)
Sales revenues	521,055	433,618

Cost of sales	255,338	135,490

Gross profit	265,717	298,128

Operating expenses
- Selling expenses	177,276	202,081
- Administrative expenses	204,238	290,124
- Research & Development expenses	297,525	269,454

Total operating expenses	679,038	761,659

Operating income/(loss)	(413,321)	(463,531)

Non-operating income/(expense)
- Interest income	240	9,547
- Interest expense	(146)	(1,571)
- Gain (loss) on sale of property
- Other income	310,370	46,791
- Other expense	(603)	(1,145)

Total other income/(expense)	309,859	53,621

Net income/(loss)	(103,462)	(409,911)

Foreign currency translation gain	(15)	133,403

Comprehensive income	(103,477)	(276,508)

Basic and diluted weighted average shares outstanding	29,749,320	29,910,000

Basic net income(loss) per share	(0.003)	(0.014)

Net Revenue

Six Months Ended March 31, 2009 Compared To Six Months Ended March 31, 2008

Total net sales for the six months ended March 31, 2009 were $521,055 compared to $433,618 for the six months ended March 31, 2008, representing an increase of $87,437 or 20%. The increase was due to a decrease of $10,729 in sales of our Credit Guarantee software, a decrease of $48,823 in sales of our systems integration services, and an increase of $136,868 in sales of our Housing Accumulation Fund software.

The decrease in sales of our Credit Guarantee software was due primarily to the fact that in 2008, we increased our focus on research and development of new credit guarantee management software, and correspondingly reduced our focus on sales of our existing credit guarantee management software.  Our new software product is based on Browser/Server (B/S) architecture as opposed to Client/Server (C/S) architecture, and we believe it may lead to higher profits in the near to medium term.  We hope to launch our new credit guarantee software product in 2009.  We believe sales of our Credit Guarantee software have also been affected by the PRC central bank’s tightening of monetary policy in 2008, which we believe caused credit guarantee entities to focus on adjusting to the new policy and to postpone the evaluations of their information management systems that would lead to decisions to purchase our software.  We believe that sales of our credit guarantee software will continue to decrease until the new product launch and are likely to increase shortly after the launch, because of pent-up demand and because we expect the new product to have a higher purchase price than our existing product.

For the six months ended March 31, 2009, we did not generate any revenue from our Systems Integration Services, which decreased by $48,823, or 100%, from the six months ended March 31, 2008). This was due to the fact that we did not sign a new cooperation agreement with Lenovo after the expiration of our old cooperation agreement on March 31, 2008.  We do not expect to have significant revenue from systems integration services for the indefinite future.

The increase of sales of our Housing Accumulation Fund software (which increased by $136,867, or 50%, from $275,345 in the six months ended March 31, 2008) was due to a new large customer.

Cost of sales

Six Months Ended March 31, 2009 Compared With Six Months Ended March 31, 2008

Cost of sales for the six months ended March 31, 2009 were approximately $255,338, representing an increase of 88% from approximately $135,490 for the six months ended March 31, 2008, primarily due to the increase in cost of sales of our Housing Accumulation Fund software and to the decrease in cost of sales of our Systems Integration Services.

The cost of sales of our Systems Integration Services decreased by $50,619, or 100%, to $0 for the six months ended March 31, 2009 from approximately $50,619 for the six months ended March 31, 2008. The decrease was primarily due to the reduction in sales due to our not renewing our contract with Lenovo to provide such services.

The cost of sales of our Housing Accumulation Fund software increased by $165,503, or 196%, to approximately $250,126 for the six months ended March 31, 2009 from approximately $84,623 for the six months ended March 31, 2008. The increase was primarily due to the increase in sales.

Gross Profit

Six Months Ended March 31, 2009 Compared With Six Months Ended March 31, 2008

Gross profit for the six months ended March 31, 2009 was approximately $265,717, compared to $298,128 for six months ended March 31, 2008, representing a decrease of $32,411 or approximately 11%. The decrease was primarily due to the increase in cost of sales of our Housing Accumulation Fund software described above.

Selling, General and Administrative Expenses

Six Months Ended March 31, 2009 Compared With Six Months Ended March 31, 2008

Selling, general and administrative expenses were approximately $679,038 for the six month period ended March 31, 2009, or approximately 130% of net sales, compared to approximately $761,659 or approximately 176% of net sales, for the six month period ended March 31, 2008.

The changes in selling, general and administrative expenses are attributable to a $85,886 decrease in general and administrative expenses, a $24,805 decrease in selling expense and to a $28,071 increase in research and development expense.

General and administrative expenses decreased by $85,886, or 30% to $204,238 for the six months ended March 31, 2009 from approximately $290,124 for the six months ended March 31, 2008. As of March 31, 2009, allowance for accounts receivable was $270,740, allowance for other receivables was $304,696, allowance for inventory was $270,512 and allowance for Security deposit was $5,860.

Selling expenses decreased by $24,805, or 12% to $177,276 for the six months end March 31, 2009 from approximately $202,081 for the six months ended March 31, 2008 because of a decrease for Publicity and Promotion expense.

Research and development expenses increased by $28,071, or 8% to $297,525 for the six months ended March 31, 2009 from approximately $269,454 for the six months ended March 31, 2008

Income Taxes

From 2005 to 2007, we were exempt from 50% of our income taxes under relevant tax guidance, including the Provisional Regulations of the People's Republic of China on Income Tax and the Document of Reductions and Exemptions of Income Tax, as interpreted by the Shenzhen Tax Bureau. Under applicable tax regulations, our taxable income for the six month periods ended March 31, 2009 and 2008 are negative, so no income tax was incurred for those periods.

We utilize SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax liabilities or assets are recognized for the estimated future tax consequences of current differences between the tax base of an asset or liability and the financial reporting amount attributed to that asset or liability at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents increased from $6,827 as of September 30, 2008 to $33,777 as of March 31, 2009. This increase was due to an increase in customer deposit of $189,744, a decrease in Accounts payable and accrued expense of $78,935 and a increase in Accounts receivable of $38,797.

Cash Provided in Operating Activities

Net cash provided in operating activities during the six months ended March 31, 2009 was $34,677, and net cash used in operating activities during the six months ended March 31, 2008 was $73,033. The increase was a result of an $189,744 increase in customer deposit, a decrease in Accounts payable and accrued expense of $78,935 and an increase in Accounts receivable of $38,797. The increase in customer deposit was due to the more prepayments advanced by customers. The decrease in Accounts payable and accrued expense was primarily due to payment of the accrued expense. The decrease in Accounts receivable was due to a new large customer.

We have not had any significant net cash either used in or provided by investing or financing activities in fiscal years of 2009 and 2008.

Accounts Receivable

The decrease in accounts receivable from $142,449 as of September 30, 2008 to $129,958 as of March 31, 2008 is primarily attributable to the increase in Allowance for Accounts receivable.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $270,740 as of March 31, 2009.

Inventory

From the six month periods ended March 31, 2009, inventory increased from $54,911 to $67,406. This increase is primarily attributable to the increased amount of finished goods, some of which have not been received by the customers and hence not recognized as revenues. The Company maintains reserves for potential inventory losses. Reserves are recorded primarily on a specific identification basis. Allowance for inventory amounted to $270,512 as of March 31, 2009.

Other Receivable

Other receivables amounted to $73,235 as of March 31, 2009, having slightly decreased from $52,325 as of September 30, 2008.

Accounts Payable

Accounts payable and accrued expenses increased from $157,660 as of September 30, 2008 to $78,935 as of March 31, 2009, primarily as a result of a payment in our accrued expenses.

Payroll Payable

Payroll payable increased from $56,809 as of September 30, 2008 to $63,293 as of March 31, 2009. The change was due to a payment of $7,689 which was paid on April 1, 2009.

Unearned revenue

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers or when services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of March 31, 2009, unearned revenue is $462,971, and it includes $414,899 of customer deposits and $48,072 of unearned software service revenue. Software service revenue was approximately $37,615 and $18,674 during the six months ended March 31, 2009 and 2008, respectively. Unearned revenue as of March 31, 2009 and September 30, 2009 was $462,971 and $272,841, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

We face risks associated with both the high-technology and the intellectual-property aspects of the software business.

We make and sell software, a product susceptible to numerous problems, including programming imperfections that may be discovered long after a product has been launched and viruses and other digital causes of disruption. In addition, upgrades that are necessary either to repair defects or to make improvements to our products may take longer to develop than we expect, and specific intended upgrades may prove impossible to achieve within a reasonable timeframe and budget. Bugs and viruses could harm our business not only by impairing our products, but also by harming our reputation and the reliability that our customers associate with our brand. We also face a risk that new computer hardware, with which our software is not compatible, may become popular with our customers and limit our customer base unless we are able to develop new, compatible versions of our products. If any of these risks were to materialize, they could have a material adverse effect on our business and financial results. We also face the risk that our intellectual property could be stolen and used to benefit a competitor and diminish our own competitive position.

The markets for our products could diminish or disappear if the regulations governing the industries in which our customers operate change.

We develop and market applications software for industry sectors that operate under the direct guidance of Chinese national policy. In some cases, such as our Housing Accumulation Fund software and Family Planning software, our products are designed either to implement or to be used specifically in connection with government-sponsored and -controlled programs. A change or adjustment in national policy could have a profound impact on both the programs and the industry sectors associated with them. Were the national government to terminate, scale back or make substantial alterations to any such program, it could render our software products associated with that program useless or of limited utility and severely diminish or eliminate market demand for the products. In such an event, our operating results would suffer severely and we would be forced either to alter our existing products or to design and develop new products to replace them. There is no guarantee that we would succeed under those circumstances.

We operate in a highly competitive industry.

We face increasing competition in the development and marketing of specialized software and providing systems integration and related services.  A large number of new software competitors enter the Chinese software market each year.  Competition is based primarily on price and quality of offered products.  While we intend to maintain or improve our competitive position through constant improvements in our products and services and operational efficiencies, we cannot assure you that we will achieve these improvements or that the improvements, if achieved, will be sufficient to improve or maintain our position relative to current or future competitors.  In the specific markets in which we operate, we face competition from companies that offer products similar to our own.  We face risks that our competitors could anticipate the needs of a changing market with innovations sooner or more effectively than we do, as well as risks relating to unfair use of our intellectual property.  If these risks materialize, they could hurt our competitive position significantly.

Our Inability to Fund Our Capital Expenditure Requirements May Adversely Affect Our Growth and Profitability.

Our future growth may depend upon our ability to raise capital from outside sources. Should financing from outside sources become necessary, we cannot guarantee that we will be able to obtain it on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

•	our financial condition and results of operations,
•	the condition of the PRC economy and the computer software industry in the PRC, and
•	conditions in relevant financial markets in the U.S., the PRC and elsewhere in the world.

We will not receive any consideration and there will be no proceeds from the distribution of our common stock under this prospectus.

We May Not Be Able to Effectively Control and Manage Our Growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. These eventualities would increase demands on our existing management, workforce and facilities. Failure to satisfy these increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development timeframes and administrative inefficiencies.

Furthermore, as we expand our business, our overhead for facilities, marketing and advertising costs, administrative costs and other operating expenses will increase. If such increases are not offset by corresponding increases in our revenues, our profitability could be limited and we could incur operating losses.

We Do Not Presently Maintain Fire, Theft, Liability or Any Other Insurance, Which Leaves Us With Exposure in The Event of Loss or Damage to Our Properties or Claims Filed Against Us.

We do not maintain fire, theft, liability or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business as well as liability to third parties for damage or destruction to them or their property that may be caused by our personnel or products. Such liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects. While product liability lawsuits in the PRC are rare and HTF has never experienced significant failures of its software, there can be no assurance that HTF would not face liability in the event of the failure of any of its products.

We Depend on Large Contracts and a Concentration of Customers; Loss of Any One of These Could Substantially Decrease Our Revenues.

Our revenue is dependent, in large part, on significant contracts from a limited number of customers. In fiscal year 2007, approximately 71% of our sales were to our 10 largest customers, approximately 61% of our sales were made to our five largest customers, and approximately 34% of sales were made to our largest customer. In fiscal year 2008, approximately 44% of our sales were made to our five largest customers, and approximately 14% of sales were made to our largest customer. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts would cause a significant decrease in our revenues, which would negatively affect our operating results.

We Are Dependent Upon Certain Key Personnel, the Loss of Which Could Leave Us Without Adequate Human Resources.

We depend, to a large extent, on the expertise and efforts of a small number of individuals with experience in the software industry, ties to international capital markets and existing relationships with Chinese government agencies. Due to the specialized nature of their backgrounds, we might not be able to find suitable replacements were we to lose their services. This could adversely affect certain of our existing customer relationships and our ability to build new relationships with certain government agencies. We do not carry key man life insurance for any key personnel.

Risks Related to Operating Our Business in China

Changes in the Policies of the PRC Government Could Affect the Business We Are Able to Conduct in China and the Profitability of Such Business.

China is making a transition from a planned economy to a market-oriented economy. This transition is subject to five-year and annual plans adopted by the national government, which lay out national economic development goals. Government policies have historically had a substantial effect on economic conditions in China. The Chinese government has confirmed that economic development will follow a model of "market economy under socialism." We believe that under this model China will continue to strengthen its economic and trading relationships with foreign countries, and that business development in China will be subject to market forces. However, there can be no assurance that this trend will actually continue. A change in policies by the Chinese government could adversely affect our interests by resulting in, among other things: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports or sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades, there is no assurance that the government will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China's political, economic and social life.

We Face the Risk of Piracy of Our Intellectual Property; the Enforcement of Laws to Protect Intellectual Property Rights in the PRC May Not be Sufficient to Protect Against Such Risks.

For many years, piracy has negatively affected Chinese and foreign software companies doing business in China. Although the PRC government has strengthened its copyright laws and increased its efforts to enforce such laws, we believe that copyright laws and their enforcement in the PRC are still in need of improvement. According to William Lash, U.S. Assistant Secretary of Commerce, "the total amount of fines [for piracy] in the country in 2003 equaled, by my calculation, 1/20th of 1% of the amount of damage caused by piracy." In order to deter piracy, we use certain security measures to protect our products, such as embedding special check codes in our software. We also deter piracy by frequently upgrading our software products so as to make pirated versions soon obsolete. Finally, we believe that by operating in specialized application software markets with fewer potential customers and competitors than the general software market, we also lessen the risk of piracy to a certain extent. We believe that such markets, because of their smaller size and sophisticated business and government consumers, are less attractive to potential pirates. Furthermore, the requirements for specialized technical knowledge may also make the software more difficult to obtain and replicate. However, there is no guarantee that the measures we take to deter piracy of our intellectual property are sufficient, or that our business operations and financial results will not suffer significant harm due to piracy we do not succeed in preventing.

The PRC Laws and Legal System Governing Our Business Operations and Contractual Arrangements Are Uncertain, and If We Are Found To Be in Violation, We Could Be Subject To Sanctions.

There are substantial uncertainties regarding the interpretation and application of the PRC laws and regulations to which we are subject. The PRC has not yet developed a fully integrated legal system, and the existing array of laws and regulations may not be sufficient to cover all aspects of economic activities in the PRC relevant to our business. In addition, published government policies and internal rules in the PRC may have retroactive effects, and in some cases policies and rules are not published at all. As a result, we may be unaware of our violation of these policies and rules until some time later.

PRC authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatments issued or granted to us by relevant governmental bodies may be revoked at a later time based on contrary findings of higher regulatory bodies. Therefore we cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses, and we cannot rule out the possibility that we will be subject to sanctions, including fines, or that we could be required to restructure our operations. We cannot assure you that we will not be found in violation of PRC laws or regulations or that such a finding will not have a material adverse effect on our business.

Some areas of the law applicable to us are subject to heightened uncertainty. We and our subsidiaries HXT and HTF are considered "foreign persons" or "foreign funded enterprises" under PRC laws and, as a result, we are required to comply with specific PRC laws and regulations, including laws governing our contractual relationships with our affiliated entities. These laws and regulations are relatively new, and the published decisions informing their interpretation are few and non-binding. These laws may therefore be especially susceptible to future change, including a delay in their effectiveness, which could result in detrimental reliance by foreign investors, and their official interpretation and enforcement may involve substantial uncertainty. Other laws and regulations subject to substantial uncertainty include those governing the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, the commencement of bankruptcy or criminal proceedings, or the death of a party.

A Slowdown or Other Adverse Development in the PRC Economy May Adversely Affect Our Customers, Demand for Our Services and Our Business.

All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC to businesses operating in the PRC. Although the Chinese economy has grown significantly in recent years, there is no guarantee that such growth will continue. The computer software industry in the PRC is relatively new and rapidly growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the economy that could affect demand for specialized computer software. A slowdown in overall economic growth, an economic downturn or recession, or other adverse economic developments in the PRC could substantially reduce the demand for our products and significantly reduce our revenues and profits.

Inflation in China Could Negatively Affect Our Profitability and Growth, and efforts to control inflation could also hurt our business.

Because of China’s rapid economic growth in recent years, it could be susceptible to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in our costs, our profitability will be adversely affected. In order to control inflation, the Chinese government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Austerity policies such as these could lead to a slowing of economic growth. In October 2004, the People's Bank of China, China's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the increase was prompted by inflationary concerns. Over the next few years, the Bank raised interest rates three more times, the latest increase occurring in March 2007, for a cumulative increase of 1.08 percentage points. Repeated increases in interest rates by the central bank could slow economic activity in China which could, in turn, reduce demand for our products.

Governmental Control of Currency Conversion Will Affect the Value of Your Investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from a transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange (SAFE) by complying with certain procedural requirements. However, payment of capital expenses, such as the repayment of bank loans denominated in foreign currencies, does require approval from SAFE where Renminbi will be converted into foreign currency and remitted out of China.

The Chinese government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The Fluctuation of the Renminbi May Reduce the Value of Your Investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions. As we rely entirely on revenues earned in China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could significantly reduce the value to us of the amounts we receive and increase our capital requirements to continue our business or force us to scale back our operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making dividend payments on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. To date, we have not engaged in transactions of either type, but there is no guarantee that we will not engage in such transactions in the future. In addition, the depreciation of significant U.S. dollar denominated assets could result in a reduction in the value of those assets and a charge to our income statement.

From 1994 to 2005, the value of the Renminbi was pegged to the U.S. dollar at an exchange rate of 8.11 Renminbi per one U.S. dollar. In 2005, the People’s Bank of China removed the peg to the U.S. dollar and announced a peg to a basket of currencies including the Euro, Japanese yen, South Korean won, and U.S. dollar. As of October 11, 2007, the Renminbi had appreciated approximately 7.5% since the removal of its peg to the dollar, being valued at 7.504 Renminbi per one U.S. dollar. We do not believe that these policies have had a material effect on our business. However, there is no guarantee that the consequences of appreciation of the Renminbi described in the paragraph above will not affect us in the future, nor is there any guarantee that the PRC will not cause further appreciation of the Renminbi, which could increase the strength of any such effect.

Because Our Principal Assets are Located Outside of the United States and All of Our Directors and Officers Reside Outside of the United States, it May be Difficult For You to Enforce Your Rights Against Us and Our Officers and
Directors.

All of our directors and officers reside outside of the United States. In addition, HTF, our operating subsidiary, is located in China and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

Risks Related to Our Common Stock

Our Officers, Directors and Affiliates Control Us Through Their Positions and Stock Ownership and Their Interests May Differ from Those of Other Stockholders.

Our officers, directors and affiliates will beneficially own 83.7% of our common stock immediately after the distribution described in this prospectus. Mr. Yuan Qing Li, the Chairman of our Board of Directors and our Chief Executive Officer, will own approximately 58.6% of our common stock immediately after the distribution, which will be made pro rata to holders of the common stock of American Wenshen. Mr. Li can effectively control us and his interests may differ from the interests of other stockholders.

We Are Not Likely to Pay Cash Dividends in the Foreseeable Future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There is No Trading Market for Our Common Stock.

Our common stock is not listed on any stock exchange or quoted over-the-counter. There is currently no trading market for our common stock and we do not know if any trading market will ever develop. You may be unable to sell your shares due to the absence of a trading market. Even if a trading market in our shares does develop, there is no guarantee as to the prices at which our shares will trade.

Our Stock may become subject to the "Penny-Stock" Rules, Which May Further Limit the Liquidity of Your Investment.

If a trading market in our common stock does develop, our common stock may be subject to the SEC’s “penny stock” rules, which govern stock with a market price of less than $5.00 per share. Broker-dealers that execute trades in penny stocks must make special determinations about customers wishing to purchase penny stocks, get their written consent and deliver special disclosure documents to them both before and after the purchase. The penny stock rules may restrict the ability of broker-dealers to sell our common stock and may affect your ability to sell your common stock if a market does develop.

Our Common Stock is Subject to Price Volatility Unrelated to Our Operations.

If a market develops for our common stock, the market price of our common stock could fluctuate substantially due to a variety of factors, including the market's perception of our ability to achieve our planned growth, quarterly operating results of other software companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock. These fluctuations may be especially severe in the case of penny stocks and in the case of companies based in emerging-market countries, and could diminish or eliminate the value of your shares.

 We May Effect Future Sales of Our Securities, Which Would Dilute the Holdings of Our Current Stockholders.

We may in the future wish to raise additional funding to finance our operations by effecting sales of our securities, either in a public offering or in a private placement. If we were to sell additional shares of common stock, or securities convertible into or exercisable or exchangeable for common stock, the holders of the currently outstanding shares of common stock would experience dilution and a decrease in the value of their holdings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by HXT Holdings Inc. in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information HXT Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that HXT Holdings’ system of disclosure controls and procedures was effective ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated hereunder.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during HXT Holdings’ second fiscal quarter that has materially affected or is reasonably likely to materially affect HXT Holdings’ internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.        Legal Proceedings

None

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ended March 31, 2009

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

None

Item 5A.     Other Information

None

Item 6.        Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

HXT HOLDINGS, INC.

Date: May 14, 2009	By: /s/Yuanqing Li
Yuanqing Li, Chief Executive Officer