Form 10-Q
period 2009-06-30
HXT HOLDINGS, INC.
filed 2009-08-14
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2009

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

As of August 7, 2009, we had 666,241 shares of common stock, par value $.001 per share issued and outstanding.

PART I. FINANCIAL INFORMATION

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30,2009	September 30,2008
CURRENT ASSETS:
Cash & cash equivalents	$111,746	$6,827
Accounts receivable, net	102,660	142,449
Inventory	155,557	54,911
Other receivable	87,650	52,325
Deposits	-	5,852
Total current assets	457,613	262,363

PROPERTY AND EQUIPMENT, NET	179,885	218,807

TOTAL ASSETS	$637,498	$481,170

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$79,748	$157,660
Payroll payable	53,694	56,809
Unearned revenue	691,417	272,841
Total current liabilities	824,860	487,310

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; Authorized shares 1,000,000,
none issued and outstanding	-	-
Common stock, $0.001 par value; Authorized shares 60,000,000,
29,910,000 shares issued and 666,241 outstanding as of March 31, 2009
29,910,000 shares issued and outstanding as of September 30, 2008	29,910	29,910
Additional paid in capital	1,199,334	1,170,090
Treasury stock	(29,244)	-
Statutory reserve	57,103	57,103
Accumulated other comprehensive income	321,067	321,038
Retained earnings	(1,765,532)	(1,584,281)
Total stockholders' deficit	(187,362)	(6,140)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$637,498	$481,170

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three month		For the nine month
	periods ended June 30		periods ended June 30
	2009	2008	2009	2008

Net revenues	$204,658	$102,691	$725,716	$536,309

Cost of revenue	10,632	12,544	266,032	148,034

Gross profit	194,027	90,147	459,684	388,274

Operating expenses
Selling expenses	51,661	60,940	228,951	263,021
General and administrative expenses	113,988	1,473,437	318,203	1,763,561
Research & development expenses	112,564	99,859	410,093	369,313
Total operating expenses	278,213	1,634,237	957,247	2,395,896

Loss from operations	(84,187)	(1,544,090)	(497,563)	(2,007,621)

Non-operating income (expense):
Interest expense	-	-	(147)	-
Interest income	36	7,216	276	22,573
Gain (loss) on sale of property	-	-	-	(1,571)
Value added tax refund	-	1,758	-	1,758
Other income	6,425	-	316,875	39,673
Other expense	(88)	(163)	(691)	-

Total non-operating income	6,373	8,811	316,313	62,432

Net Loss	(77,813)	(1,535,278)	(181,251)	(1,945,189)

Foreign currency translation gain (loss)	44	(16,665)	29	92,879

Comprehensive Loss	$(77,769)	$(1,551,943)	$(181,222)	$(1,852,310)

Basic and diluted weighted average shares outstanding	666,241	29,910,000	20,054,960	29,910,000

Basic and diluted net loss per share	$(0.117)	$(0.051)	$(0.009)	$(0.065)

Basic and diluted shares are the same because there are no anti dilutive effect
The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine month
	period ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(181,251)	$(1,945,189)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	52,513	52,098
Bad debt expense	71,151	1,395,403
Loss on sale of property	-	1,571
(Increase) / decrease in assets:
Accounts receivable	(25,298)	249,096
Inventory	(100,592)	3,819
Other receivable	(35,261)	135,926
Deposits	-	6,356
Advances to suppliers	-	27,029
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	(78,143)	29,503
Unearned revenue	418,289	(45,806)
Payroll payable	(3,193)	20,689
Tax payable	-	(4,830)
Net cash provided by (used in) operating activities	118,214	(74,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	-	(91)
Acquisition of property & equipment	(13,283)	(1,624)
Net cash used in investing activities	(13,283)	(1,715)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(12)	4,025

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS	104,919	(72,027)
		-
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,827	81,828

CASH & CASH EQUIVALENTS, ENDING BALANCE	$111,746	$9,802

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$147	$1,165

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC.   AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

HXT Holdings, Inc. (formally China International Enterprises Corp.) (“the Company”, “HXT”, “We”, “Us”, “Our”) was incorporated in Delaware on January 13, 2005.  On January 31, 2005, the Company entered into a Share Exchange Agreement, pursuant to which HXT acquired 100% of the outstanding stock of Heng Xing Technology Group Development Limited (XHT) from its three shareholders.  XHT's only asset is 100% of the stock of Shenzhen Hengtaifeng Technology Co., Ltd., a PRC corporation hereinafter is referred to as “HTC”. The acquisition has been recorded as a recapitalization of XHT, with XHT being treated as the continuing entity. Effective August 16, 2006, the Company changed its name to HXT Holdings, Inc.

Heng Xing Technology Group Development Limited (“XHT”) is a British Virgin Islands Corporation, incorporated on May 28, 2004. The company is authorized to issue 50,000 shares of common stock of $1 par value. The company is a non-operative holding company of Shenzhen Hengtaifeng Technology Co. Ltd. (“HTC”). On December 14, 2004, XHT entered in to an agreement with all the shareholders of HTC to acquire all of the outstanding stock of HTC. The acquisition has been recorded as a recapitalization of HTC, with HTC being treated as the continuing entity.

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

As of March 31, 2009, American Wenshen Steel Group, Inc. distributed all of the 29,910,000 currently outstanding common stock of HXT Holdings to its stockholders.  There were no proceeds from the distribution and neither American Wenshen nor HXT Holdings received any consideration in exchange for the shares distributed.

After the distribution, the Company is no longer a subsidiary of American Wenshen. The Company will continue to be engaged indirectly in the specialized software industry in the People’s Republic of China through its indirectly wholly owned subsidiary, Shenzhen Hengtaifeng Technology Co., Ltd.

Certain of the holders of shares of American Wenshen Steel Group had previously agreed that they would surrender to the Company any shares of the Company’s common stock that were distributed to them by American Wenshen Steel Group.   Accordingly, 29,243,759 shares were immediately surrendered to the treasury of the Company, leaving 666,241 shares outstanding at the close of business on March 31, 2009.

On April 7, 2009 the Company’s Board of Directors declared a three-for-one forward split of the outstanding shares.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and footnotes.  The results of the nine month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending September 30, 2009.

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $284,531 and $218,956 as of June 30, 2009 and September 30, 2008, respectively.

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

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.  144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business."  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of June 30, 2009, there were no significant impairments of its long-lived assets.

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

As of June 30, 2009, unearned revenue is $691,417, and it includes $633,511 of customer deposit and $57,906 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $410,093 and $369,313 for the nine month periods ended June 30, 2009 and 2008, respectively.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 01, 2006 and will recognize stock-based compensation expense using the modified prospective method.  The Company did not issue any stock based compensation during the nine month period ended June 30, 2009.

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the Shenzhen local tax bureau, the Company is exempted from income tax in 2003 and 2004. The Company will also have half of its income taxes exempt from 2005 to 2007. According to the Provisional Regulations of the People's Republic of China on Income Tax, the taxable income for the nine month periods ended June 30, 2009 and 2008 are negative, so no income tax is incurred.

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is Chinese Renminbi. The unit of Renminbi is in Yuan. Foreign currency translation gain (loss) amounted to $29 and $92,879 for the nine month periods ended June 30, 2009 and 2008, respectively.  Accumulated other comprehensive income amounted to $321,067 and $321,038 on June 30, 2009 and September 30, 2008, respectively.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management does not believe the effect of this pronouncement on financial statements will have a material effect.

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

In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after January 1, 2009.

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

3. INVENTORIES

Inventories as of June 30, 2009 and September 30, 2008 consist of the following:

	June 30, 2009	September 30, 2008
Raw and packing materials	$53,257	$53,306
Finished goods	1,607	1,605
Work in process	371,205	433,487
Total	426,069	488,398
Less: Allowance for inventories	(270,512)	(433,487)
Net Inventories	$155,557	$54,911

4.    PROPERTY AND EQUIPMENT

Net property and equipment as of June 30, 2009 and September 30, 2008 are as follows:

	June 30, 2009	September 30,2008
Building & improvement	$41,555	$41,498
Machinery& equipment	224,169	214,602
Vehicles	87,084	86,966
Furniture and fixture	22,049	22,019
Software	320,799	316,360
Total	695,567	681,445
Less: Accumulated depreciation	(515,773)	(462,683)
Net Property & Equipment	$179,885	$218,807

Depreciation expenses for the nine month periods ended June 30, 2009 and 2008 were $52,513 and $52,098, respectively.

5.	OTHER RECEIVABLE

Other receivable as of June 30, 2009 and September 30, 2008 consist of the following:

	June 30, 2009	September 30, 2008
Advances to other companies	$8,448	$12,991
Advances to employees	42,255	28,786
Value added tax receivable	36,947	10,548
Total	$87,650	$52,325

Advances to other companies amounted to $8,448 as of June 30, 2009. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $42,255.  These advances are unsecured, interest free, and due on demand.

6.     ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company has accounts payable and accrued expenses amounting to $79,748 and $157,660 as of June 30, 2009 and September 30, 2008, respectively. Accounts payable includes payable to vendors, and accrued expenses include accrued professional expenses.

7.	OTHER INCOME

Other income amounted to $316,875 and $39,673 for the nine month periods ended June 30, 2009 and 2008, respectively.  Other income mainly consists of recovery of bad debt for the nine month periods ended June 30, 2009.

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

The Company also has half of its income taxes exempt (income tax rate 15%) from 2005 to 2007.

The provision for taxes on earnings for the nine month periods ended June 30, 2009 and 2008 consisted of:

	For the nine month periods ended June 30
	2 0 0 9	2 0 0 8

Tax Tax at statutory rate	34%	34%
Foreign tax rate difference	<19%>	<19%>
Net operating loss in other tax jurisdiction for where no benefit is realized	<15%>	<15%>
Effective tax rate	0%	0%

 Deferred tax assets:

Net operating loss	$1,523,728

Total deferred tax assets	585,450
Less valuation allowance	(585,450)
$--

At June 30, 2009, the Company had a net operating loss (“NOL”) carry forwards of approximately $1,523,728.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

9.     EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees' salaries.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries.  The total expense amounted to $17,362 and $17,521 for the nine month periods ended June, 2009 and 2008, respectively.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve was $0 for the nine month periods ended June 30, 2009 and 2008, respectively.

11.     SHAREHOLDERS’ EQUITY

The Company has authorized (a) Sixty Million (60,000,000) shares of common stock, par value .001 per share and (b) One Million (1,000,000) shares of Preferred Stock, par value .001 per share.  As of June 30, 2009, 29,910,000 common shares were issued and 666,241 shares were outstanding, and no preferred stock was issued and outstanding.

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

The rent expenses are $41,982 and $31,024, for the nine month periods ended June 30, 2009 and 2008, respectively.

Future lease commitments for the periods after June 31, 2009 are as follows:

2009	$31,416
2010	62,832
2011	62,832
2012	45,414
Total	$202,494

13.  SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The interest expenses are $147 and $0 for the nine month periods ended June 30, 2009 and 2008, respectively.

 The Company did not paid income tax for the nine month period ended June 30, 2009 and 2008, respectively.

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

One major customer accounted for 28% and 18% of the revenue for the nine month period ended June 30, 2009 and 2008, respectively.  The Company has receivables of $49,810 and $11,663 to these customers on June 30, 2009 and 2008, respectively.

Three major vendors provided 28%, 26% and 23% of the Company’s purchases for the nine month period ended June 30, 2009.  The Company has payables of $12,528 to these vendors on June 30, 2009.

Two major vendors provided 88% of the Company’s purchases for the nine months periods ended June 30, 2008. The Company has a $12,468 payable to these vendors on June 30, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the nine month periods ended June 30, 2009 and 2008.

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

Overview

Because all of our operations are conducted by our subsidiary, HTF, this discussion of our financial results is based on the business results and financial condition of HTF.  HTF is a provider of special-use applications software and management-information systems integration services in the PRC, and develops and produces four kinds of specialized software products:  Housing Accumulation Fund software, Credit Guarantee management software, family planning software and property management software. Of these four products, Housing Accumulation Fund software and Credit Guarantee software are the major contributors to our revenue.

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

In addition to the loss of revenue from systems integration services, we have experienced reduced sales volume for most of our software products.  In the case of our two main software products, we believe the reduction in revenue will not be reversed, and may deepen, over the next several quarters, as customers delay purchases of our products until we release new versions or upgrades, which we hope to do in 2009.

Results of operation - nine months ended June 30, 2009 vs. nine months ended June 30, 2008

Net Revenue

Total net sales for the nine months ended June 30, 2009 were $725,716 compared to $536,309 for the nine months ended June 30, 2008, representing an increase of $189,407 or 35%. The increase was due to an increase of $101,698 in sales of our Credit Guarantee software, an increase of $146,627 in sales of our Housing Accumulation Fund software, and a decrease of $58,918 in sales of our systems integration services. The increase of sales of our Credit Guarantee software (which increased by $101,698, or 69%, from $148,453 in the nine months ended June 30, 2009) was due  primarily to the completion of new credit guarantee management software which research and development had been developing from 2008.

For the nine months ended June 30, 2009, we did not generate any revenue from our Systems Integration Services, which decreased by $58,918, or 100%, from the nine months ended June 30, 2008. This was due to the fact that we did not sign a new cooperation agreement with Lenovo after the expiration of our old cooperation agreement on March 31, 2008.  We do not expect to have significant revenue from systems integration services for the indefinite future.

The increase of sales of our Housing Accumulation Fund software (which increased by $146,627, or 45%, from $328,938 in the nine months ended June 30, 2008) was due to a new large customer.

Cost of sales

Cost of sales for the nine months ended June 30, 2009 were approximately $266,032, representing an increase of 80% from approximately $148,034 for the nine months ended June 30, 2008, primarily due to the increase in cost of sales of our Housing Accumulation Fund software and to the decrease in cost of sales of our Systems Integration Services.

The cost of sales of our Systems Integration Services decreased by $58,438, or 100%, to $0 for the nine months ended June 30, 2009 from approximately $58,438 for the nine months ended June 30, 2008. The decrease was primarily due to the reduction in sales due to our not renewing our contract with Lenovo to provide such services.

The cost of sales of our Housing Accumulation Fund software increased by $164,530, or 192%, to approximately $250,410 for the nine months ended June 30, 2009 from approximately $85,880 for the nine months ended June 30, 2008. The increase was primarily due to the increase in sales.

Gross Profit

Gross profit for the nine months ended June 30, 2009 was approximately $459,684, compared to $388,274 for nine months ended June 30, 2008, representing an increase of $71,410 or approximately 18%. The increase was primarily due to the increase in sales of our Credit Guarantee software described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $957,247 for the nine month period ended June 30, 2009, or approximately 132% of net sales, compared to approximately $2,395,896 or approximately 447% of net sales, for the nine month period ended June 30, 2008.

The changes in selling, general and administrative expenses are attributable to a $1,445,358 decrease in general and administrative expenses, a $34,780 decrease in selling expense and to a $40,780 increase in research and development expense.

General and administrative expenses decreased by $1,445,358, or 82% to $318,203 for the nine months ended June 30, 2009 from approximately $1,763,561 for the nine months ended June 30, 2008. This was primarily due to the one time going public related professional fee incurred for the quarter ended June 30, 2008. As of June 30, 2009, allowance for accounts receivable was $284,531, allowance for other receivables was $305,780, allowance for inventory was $270,512 and allowance for Security deposit was $5,860.

Selling expenses decreased by $34,070, or 13%, to $228,951 for the nine months end June 30, 2009 from approximately $263,021 for the nine months ended June 30, 2008 because of a decrease for Publicity and Promotion expense.

Research and development expenses increased by $40,780, or 11%,  to $410,093 for the nine months ended June 30, 2009 from approximately $369,313 for the nine months ended June 30, 2008 because of increased expense.

Results of operations - three months ended June 30, 2009 vs. three months ended June 30, 2008

Revenue

For the quarter ended June 30, 2009, the company generated net revenue of $204,658, representing an increase of $101,967 or 99% as compared to $102,691 for the quarter ended June 30, 2008. The increase was due to the increased sales of our Credit Guarantee software our Housing Accumulation Fund software. We did, however generate less revenue from our systems integration services for the quarter ended June 30, 2009. Our increased revenue sufficiently offset the impact of decreased sales in our systems integration services segment.

The increase of sales of our Credit Guarantee software was primarily due to the completion of the new new credit guarantee management software which research and development had been developing from 2008.

For the quarter ended June 30, 2009, we did not generate any revenue from our Systems Integration Services. This was primarily due to the fact that we did not sign a new cooperation agreement with Lenovo after the expiration of our old cooperation agreement on March 31, 2008. We do not expect to have significant revenue from systems integration services for the indefinite future.

Cost of Sales

For the quarter ended June 30, 2009, the cost of sales for the company is $10,632, representing a decrease of $1,912 or 15% as compared to $12,544 for the quarter ended June 30, 2008. As overall revenue increased during the quarter ended June 30, 2009, the relative lower cost of sales compared to the same period a year earlier was primarily due to the decrease of cost of sales from our Systems Integration Services.

Gross Profit

We had gross profit of $194,027 and a gross margin of 95% for the quarter ended June 30, 2009, as compared to gross profit of $90,147 and gross margin of 88% for the same period of 2008. The increase in our gross profit is largely due to the increase in sales of our Credit Guarantee software described above. The gross margin number for both periods can not sufficiently indicate or forecast our future operations because one of our products is no longer being distributed by Lenovo since our contract with  expired on March 31, 2008. We may incur more cost of sales going forward.

Selling, General and Administrative Expenses

Our overall operating expenses include selling, general and administrative expenses and research and development expenses. For the quarter ended June 30, 2009 and 2008, we incurred $278,213 and $1,634,237, respectively. The dramatic changes in selling, general and administrative expenses are the main reason for our decreased operating expenses, which were attributable to a decline of $1,359,449. It was primarily due to the one time going public related professional fee incurred for the quarter ended June 30, 2008.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents increased from $6,827 as of September 30, 2008 to $111,746 as of June 30, 2009. This increase was due to an increase in customer deposits of $418,289, and a decrease in Accounts receivable of $25,298.

Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2009 was $118,214, and net cash used in operating activities during the nine months ended June 30, 2008 was $74,336. The increase was a result of a $418,289 increase in customer deposits,  a decrease in Inventory of $100,592 and a decrease in Accounts receivable of $25,298.

Net cash used in investing activities during the nine months ended June 30, 2009 was $13,283 and net cash used in investing activities during the nine months ended June 30, 2008 was $1,715. Net cash used in investing activities during the nine months ended June 30, 2009 was due to the purchase of property and equipment.

We have not had any significant net cash used in or provided by financing activities in the fiscal years of 2009 and 2008.

Accounts Receivable

The decrease in accounts receivable from $142,449 as of September 30, 2008 to $102,660 as of June 30, 2008 was primarily attributable to an increase in the allowance for accounts receivable.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $284,531 as of June 30, 2009.

Inventory

During the nine month period ended June 30, 2009, inventory increased from $54,911 to $155,557. This increase is primarily attributable to the increased amount of finished goods, some of which have not been received by the customers and hence not recognized as revenues. The Company maintains reserves for potential inventory losses. Reserves are recorded primarily on a specific identification basis. Allowance for inventory amounted to $270,512 as of June 30, 2009.

Other Receivable

Other receivables amounted to $87,650 as of June 30, 2009 increased from $52,325 as of September 30, 2008. The Company maintains reserves for Other receivable. Reserves are recorded primarily on a specific identification basis. Allowance for other receivable amounted to $305,781 as of June 30, 2009.

Accounts Payable

Accounts payable and accrued expenses decreased from $157,660 as of September 30, 2008 to $79,748 as of June 30, 2009, primarily as a result of a payment in our accrued expenses.

Unearned revenue

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers or when services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of June 30, 2009, unearned revenue is $691,417, and it includes $633,511 of customer deposits and $57,906 of unearned software service revenue. Software service revenue was approximately $49,630 and $18,674 during the nine months ended June 31, 2009 and 2008, respectively. Unearned revenue as of June 30, 2009 and September 30, 2008 was $691,417 and $272,841, respectively.

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

Our officers, directors and affiliates own 83.7% of our common stock. Mr. Yuan Qing Li, the Chairman of our Board of Directors and our Chief Executive Officer, owns approximately 58.6% of our common stock. Mr. Li can effectively control us and his interests may differ from the interests of other stockholders.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by HXT Holdings Inc. in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information HXT Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that HXT Holdings’ system of disclosure controls and procedures was effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated hereunder.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during HXT Holdings’ third fiscal quarter that has materially affected or is reasonably likely to materially affect HXT Holdings’ internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.        Legal Proceedings

None

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ended June 30, 2009

Item 3.        Defaults Upon Senior Securities

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

HXT HOLDINGS, INC.

Date: August 14, 2009	By: /s/Yuanqing Li
Yuanqing Li, Chief Executive Officer