Form 10-K
period 2009-09-30
HXT HOLDINGS, INC.
filed 2009-12-29
CIK 1315756

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended: September 30, 2009

                 or

|   |             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______________ to _____________

Commission File No. 333-146796

HXT HOLDINGS, INC.
(Name of Registrant in its Charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc. 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: 212-232-0120

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _ Non-accelerated filer Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of December 24, 2009, we had 666,241 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding HXT Holdings, Inc., its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A number of those risks are set forth in the section of this report titled “Risk Factors”.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.  Readers should also take note that the Company will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1.                      BUSINESS

We are a Delaware corporation that serves, through our direct subsidiary HXT, as a holding company for HTF, a software company organized under the laws of, and operating in, the People’s Republic of China (“PRC”). Neither we nor HXT has any operations other than acting as a holding company and management company for HTF and raising money for its operations. Because we conduct all of our operations through HTF, we focus in this discussion on the business of HTF. For the sake of convenience and where context allows, we sometimes use the words “we,” “us,” and the “Company” to refer to us together with our subsidiaries, or to refer to HTF alone.

HTF is a provider of applications software and system integration services in China. Specifically, HTF develops and produces three types of industry-specific software and provides related systems-integration services to customers purchasing its proprietary products at no additional charge. In addition, HTF has from time-to-time in the past marketed software products produced by other companies as a value-added reseller; in such cases, HTF provided installation and related systems-integration services at an additional cost to the customer.  HTF is not currently involved in any reseller relationships.

HTF currently markets its products and services exclusively within the PRC. Our software application products are highly specialized and designed for use in targeted industries as well as developed to meet the specified needs of our customers. Once we have developed a product line, we may seek to market it to other customers in the same or similar industries. To date, we have developed and sold four types of applications software: Housing Accumulation Fund software, credit guarantee software, family planning software and family planning software.

Our core product is Housing Accumulation Fund software, which accounted for 41% of our revenues in the year ended September 30, 2009. HTF entered this market in 1996 and has more than 150 customers in over 25 provinces throughout China. Our Housing Accumulation Fund software provides information management and sharing capabilities to a variety of groups of participants in China's Housing Accumulation Fund program, a social welfare program funded by contributions from workers and their employers which provides employees with savings accounts intended to enable them to purchase housing. The program was instituted in 1991 by the PRC Ministry of Construction and is administered by regional Housing Accumulation Fund Centers, which in turn are under the supervision of local governments, the Ministry of Construction and the Ministry of Finance.

Our credit guarantee software is designed to provide an information-management and record-keeping system for entities that provide credit guarantees to prospective borrowers of funds. China's Credit Guarantee System was established by the National Economic and Trading Commission in 1999 in order to facilitate the financing of small and medium-sized enterprises ("SMEs"), which often have difficulty obtaining bank loans. The Credit Guarantee System supplements the existing commercial credit guaranty industry, which is composed of various for-profit commercial enterprises. Under the Credit Guarantee System, government-funded local and regional agencies and non-profit organizations provide guarantees to enable SMEs to obtain loans. Our software, which was developed at the request of one such local agency, provides a means of collecting and organizing data from SMEs and performs risk-management functions, such as financial analysis, credit evaluation and risk estimation. The software is marketed for use both by participants in the government-sponsored system and by private, commercial credit guarantors. Since its development in 2003, this product has experienced rapid sales growth. We believe our product is the first credit guarantee software available in China, and we are not aware of any other professional software company that is marketing a competing product.

Family planning software is our newest product. HTF began developing this product in 2003 for use by government family planning management departments, public education organizations and nonprofit family planning associations, and recently completed its first sales of the software. Our family planning software is designed for use in connection with the national network for disseminating family planning information, which was established pursuant to a mandate by the PRC government. The product creates a large-scale, networked database that can be accessed by users. Its functional capabilities include data collection and processing, statistical reporting, search engine features, an "early warning" system for monitoring rapid population increases and system maintenance.

In addition to our four lines of proprietary software products, we also offer software products made by other manufacturers as a value-added reseller. In such cases, we provide installation, configuration and related systems integration services. We currently market products made by two other companies: Lenovo, which is the largest information technology company in China, and Microsoft.

Our U.S. executive offices are located at 100 Wall Street, 15th Floor, New York, New York 10005 and our telephone number is 212-232-0120. HTF's principal offices are located at the Hongchong Building, No.05, Floor 27, Luohu District, Shenzhen, P. R. China, 518002.

Products and Services

Housing Accumulation Fund Software

The public accumulation fund system for housing construction in China was introduced in 1991 by the PRC Ministry of Construction. "Housing Accumulation Funds" are long-term housing reserve accounts which are maintained for the benefit of employees and are funded with mandatory contributions by both the employees and their employers. The contributions are deposited in accounts at designated commercial banks and managed by regional Housing Accumulation Fund Management Centers ("Centers"), which in turn are supervised by local governments, the PRC Ministry of Construction and the PRC Ministry of Finance (collectively referred to as "Supervisors").

Although employees own their respective shares of the Housing Accumulation Funds, they do not have any control over the investment of the funds. An employee can withdraw his or her respective share of the funds in any of the following situations: to purchase, build or renovate a home; to retire; if unable to work; if the employee is relocating outside of China; if the employee is repaying debt secured by a mortgage; or if the employee's rent exceeds a designated percentage of his salary.

The Housing Accumulation Fund program was established by the PRC Government as a social welfare system in an attempt to address the problems of low employee salaries and insufficient savings for purchasing housing. It was designed as a stable, long-term reserve fund for improving housing conditions. The PRC Central Government State Council issued "Administrative Regulations for Housing Accumulation Funds" on March 24, 2002 to promote and more effectively manage the system. By the end of 2002, the regulations had been adopted in nearly 2,000 counties across China and the total amount by the PRC Government deposited in the system had reached approximately RMB 500 billion (approximately U.S. $62.5 billion).

HTF developed its first version of Housing Accumulation Fund software in 1996. By the end of 2006, HTF had sold a total of over $6 million of such software. HTF currently holds registered PRC copyrights on this product category and sells to over 150 customers in over 25 provinces in China.

Our Housing Accumulation Fund software provides a complete, computerized information management solution for the national Housing Accumulation Fund Management system. The Housing Accumulation Fund system involves four types of users: Housing Accumulation Fund Management Centers, which are local government agencies that manage and administer the system; Supervisors, as described above; designated commercial banks where the contributed funds are deposited and held; and the participating employees and employers, which include a large number of government offices, state-owned and private companies, for-profit and non-profit organizations that contribute to the funds (collectively "Units").

HTF offers four versions of its Housing Accumulation Fund software—a "Center version", a "Supervisor version", a "Bank version" and a "Unit version". Each of these versions was developed to serve the specific needs of the various groups of participants, allowing them to create, manage and analyze a database of information relating to Housing Accumulation Funds, including employee information, deposits and withdrawals, individual loans, housing subsidies, housing purchases and sales, property records and other information. HTF believes it was the first company to bring Housing Accumulation Fund software to market, and, to our knowledge, it is still the only company in the industry that offers multiple, user-specific versions of this type of software.

The four versions of software are compatible with each other and with products sold by other companies, allowing data to be migrated and reconciled from one user's system to another. Thus, the original data recorded by each Unit (including personal and account information for each employee participating in the system) is automatically submitted via telephone modem or through an internet network to its regional Center, which records the information in the designated employee account and automatically produces relevant documentation for each account. The documentation is then forwarded to the designated bank for the fund, which performs clearing and settlement using the Bank version software.

Supervisors can use their version of the software to retrieve relevant data from the Centers and the Banks and receive detailed information concerning deposits, withdrawals and loans through the statistical reporting and analytical functions. At the end of each month, users can run checks through a special "module" to reconcile their information with that of the other users in the system, thereby ensuring the accuracy of data at each point in the system. Centers can also use the software to produce statistical reports and perform analysis for decision-making.

Our software replaces the previous system of manual input and handling of information, which often produced errors, especially with the dramatic increase in the number of employees participating in the system, and which we believe was inefficient. We believe that by automating many of the recordkeeping functions which were formerly performed by hand, our software system provides more scientific, robust, and efficient management for the national Housing Accumulation Fund system and standardizes the flow of information among the various different types of users in the system.

The design and operation of any applications software must be based on certain operating systems and database platforms. The software structure design must also meet the needs of clients' current and future businesses. We believe that HTF's Housing Accumulation Fund software series meets these criteria. Our products are compatible with most international operating systems and database platforms, and are designed to meet the complicated needs of different customers, as described below. Certain characteristics of HTF's Housing Accumulation Fund software are set forth below:

·	Operating system: supports Microsoft Windows and UNIX operating systems
·	Development platform: Sybase Powerbuilder
·	Database: simultaneously supports multiple databases such as Microsoft SQL Server, Informix, Oracle and Sybase.
·	Software system structure: combines B/S (the internet browser server maintained by the internet service provider) and C/S (the local area network server maintained by customer)

HTF's software products are designed with various functions packaged in discrete modules; this modular design allows users to select individual functions according to their specific needs when purchasing our software. We believe that this ability to customize the functionality of our products to meet the specific needs of our customers will enable us to effectively address their changing requirements.

Credit Guarantee Software

HTF began to develop its credit guarantee software in 2002, at the request of the Shenzhen City Small-to-Medium-Sized Enterprises Credit Guarantee Center. The project was funded by a $44,010 (RMB 300,000) grant from the Shenzhen Science & Technology Bureau, which we received in 2003. In September 2003, HTF released its first version of the software, "Credit Guarantee Management Information System," which was then successfully implemented in Shenzhen City Small-To-Medium-Sized Enterprises Credit Guarantee Center.

China's Credit Guarantee System was established by the National Economic and Trading Commission in 1999 in order to facilitate the financing of small and medium-sized enterprises ("SMEs"), which have difficulty obtaining bank loans. The government-sponsored Credit Guarantee System supplements the existing commercial credit guaranty industry, which is composed of various for-profit commercial enterprises. Under the Credit Guarantee System, government-funded local and regional agencies and nonprofit organizations provide guarantees to enable SMEs to obtain loans.

HTF's software provides a means of collecting and organizing data from SMEs and performs risk management functions, such as financial analysis, credit evaluation and risk estimation. The software is marketed for use both by participants in the government-sponsored system and by private, commercial credit guarantors. As of  September 30, 2009, HTF's credit guarantee software is sold to 72 credit guarantee organizations in Shanxi, Jiangshu, Ningxia, Guangdong, Neimeng, Shandong and other provinces.

We are not aware of any other credit guarantee software available in China. Furthermore, we believe that our existing relationships with municipal credit guarantee organizations which purchase our software will enable us to retain a large market share for this product even if competitors enter the field. Based upon statements by the President of China Economics Technology Investment Guarantee Co., Ltd., we estimate that in several years there will be approximately 5,220 credit guarantee entities in China. Assuming an average price of approximately $14,670, (RMB 100,000) per system, we estimate that the market for this product could be up to $76 million (RMB 521,419,500) within a few years.

HTF's credit guarantee management software is based on the Microsoft Visual Studio.net software development platform and database technology. Some basic specifications of the software are as follows:

·	Operating system: supports Microsoft Windows(R) operating system but can also be operated on IBM and HP UNIX operating systems.
·	Development platform: Microsoft Visual Studio.net
·	Database: capable of supporting various different databases such as Microsoft SQL Server, Oracle and Sybase.

As with our Housing Accumulation Fund software, our credit guarantee software is packaged in modules, allowing users to "customize" their systems by selecting and purchasing particular functions to meet their needs. Presently available functions for this software include business flow control, risk management, data analysis, and decision-making features. It also has two general application modules: a document management module and an office management module, which provide assistance to customers in their daily operations.

Our new product, a new credit guarantee management software which was developed in 2008 is already on the market at the end of 2009. This credit guarantee management software is based on Browser/Server (B/S) structure as opposed to Client/Server (C/S) Structure.

Family Planning Software

Family planning software is our newest product. HTF began developing this product in 2003 for use by government family planning management departments, public education organizations and nonprofit family planning associations, and recently completed its first sales of the software. However, in 2009 and 2008, we did not generate any revenue from this product.

Family planning is a basic national policy officially instituted by the PRC government during the 1970's and 1980's. The PRC government has committed to building a national network for disseminating population and family planning information, and calls for 80% of China's 3,000 counties to have access to a central information system for women of child-bearing age in the near future.

HTF's family planning software is designed for use in connection with that central information system. It creates a large-scale, networked database that can be accessed by users without connecting to the internet and automatically switches between the "online" and "offline" status. The system combines the "internet browser server and client local server" structure.

HTF's population and family planning management software provides such functions as data collection, processing, statistical reporting, search engine capabilities, an "early warning" system for monitoring rapid population increase and system maintenance. The system is used by different levels of government family planning management departments, public education organizations and family planning associations. The system is intended to automate the input, processing and analysis of information, thereby enabling faster information exchange than is currently possible under the existing manual input system. In addition, by creating a central database which can be accessed by various organizations throughout China, our system will allow for increased sharing of information and data resources, which we believe will improve the quality and consistency of services offered by the organizations participating in the network and allow them to operate more efficiently.

Based upon recent population and demographic statistics, we estimate that the number of potential users of the software is over 400,000.

The Overall Computer Software Market in China

The overall market for computer software in China has experienced rapid growth in recent years. Considered to be a "strategic industry" by the PRC government, the software industry has received strong support from the PRC government in the form of grants and other funding to individual companies, rewards, preferential tax treatment, patronage by government organizations seeking to establish computerized information and record-keeping systems and encouragement of software exports.

Modernization efforts in China, including the competitive transformation of many of China’s traditional industries following the country’s entry into the World Trade Organization in 2001, have greatly increased the demand from governments at the national, provincial and local levels for computerized data reporting and information management and exchange capabilities, and the demand from private industry for various operations-related software applications. Given China's status as a "developing nation," we believe that this growth in demand will continue well into the future. To date, much of the Chinese software industry's product offerings have consisted of highly specialized or customized products which target specific industries or geographic markets and have limited applicability to larger, more general audiences. Because design of these products requires specialized knowledge of the Chinese government and its programs and industries specific to China, we believe that barriers to market entry for foreign competitors are high.

In addition, the Chinese software market consists of a large number of small companies and is highly fragmented. We believe that this creates an opportunity for us to achieve growth and improve our profitability through consolidating acquisitions, which will enable us to realize economies of scale in our operations.

Under the Software Products Registration Administrative Regulations promulgated by the Ministry of Information Industry in 2001, no software products are permitted to be sold in the PRC unless they are registered with the local authority designated by the Ministry. All of our products are registered with the State Economic Development Bureau and Shenzhen Information Offices.

Software products include system software and applications software. System software markets are mostly dominated by foreign software manufacturers, while most Chinese software companies, including HTF, are dedicated to the applications software market. Applications software products can be divided into three categories: industry-specialized software, general enterprise software, and generally-used software. Industry-specialized software is designed for use in a particular industry such as telecommunications, finance or taxation. General enterprise software is designed to perform a specific, particular function (such as accounting) but can be used in a number of different industries. Generally-used software is designed to perform a basic computing function (such as internet web browsing, word processing or anti-virus protection) and is widely used by government, private enterprise and individuals for business, personal and recreational purposes. All of our products—Housing Accumulation Fund software, credit guarantee software, property management software and family planning software—are industry-specialized software products.

HTF in the Overall Computer Software Market in China

As a producer of our own software, from June 2000 through December 2010, we are eligible for a refund of 14% of the value-added tax we pay. If the refund is used for operations, it is exempt from income tax.

HTF was designated a "National Certified Software Company" in 2002. Under the regulations promulgated by the Ministry of Information (Industry), "National Certified Software Company" status is accorded only to software companies which own the intellectual property rights to their products and have at least 50% of their employees engaged in research and development. We intend to hire additional Research and Development employees and thereby regain compliance with the requirement. While such status is not required to produce or sell software in the PRC, it entitled us to certain privileges and benefits.

Market for Housing Accumulation Fund Software

China has 31 provinces and 4 municipalities directly under the PRC central government, in which are located 332 cities and 2,860 counties. According to the "Administrative Regulations for Housing Accumulation Funds," every city must have one Center and every county must have branch Centers. We estimate that every Center will have at least two banks to work with, that every Center will have about 1,500 Units (employers that deposit funds), and that every branch Center will have 350 Units. Therefore, we estimate that there will be approximately 332 Centers, 2,860 branch Centers, more than 6,000 Banks (branches of the five national commercial banks), and more than 1.5 million Units which can be potential users of our Housing Accumulation Fund software.

The cost of our Housing Accumulation Fund software to different types of users can vary significantly depending upon which function modules are selected and purchased. The four versions available incorporate different sets of functions and therefore vary substantially in price. For example, the price of the Unit version software is much less than that of the Center version software because it includes fewer function modules. In addition, the Center version software, which incorporates multiple modules, can vary in price depending upon the number and type of modules selected by the customer.

Based upon the foregoing, we estimate the potential total size of China's Housing Accumulation Fund software market at over $5 billion (RMB 42.3 billion). Within such market, the total potential market for applications software is approximately $430 million (RMB 3.53 billion), the total potential market for related systems integration services is approximately $4.4 billion (RMB 36.02 billion), and the total potential market for other related software services is approximately $170 million.

Aside from large demand for software and systems integration services from Centers, Banks and employers, we believe that there may also be increasing demand for software and system upgrade services. While a recent reorganization of the Housing Accumulation Fund Center system has temporarily decreased the demand for our Housing Accumulation Fund software, we believe that, once the reorganization is completed, there will be an increase in demand for software updates and upgrades. Our goal is to maintain our market position and expand.

Market for Credit Guarantee Software

On January 1, 2003, the "Small-to-Medium-Sized Enterprises Promotion Act" was released. The law ensures legal protection for various credit guaranty organizations that provide credit guarantees to SMEs. The Act stipulates that county level and higher government organizations establish and promote a government-funded SME credit guarantee system, to supplement the commercial credit guaranty industry and create an environment conducive to SME financing. The system is composed of three levels of credit guarantee organizations: government credit guarantee entities, commercial credit guarantee entities, and inter-enterprise financing guarantee entities.

The number of credit guarantee entities has increased from 203 in 2000 to 582 in 2001, 848 in 2002, over 1,000 in 2003, and over 4,000 in 2006. These entities are spread over all of China's 31 provinces except Tibet, with annual growth of 125%, according to the Small-to-Medium Sized Enterprises Net website. These entities have guaranteed a total of approximately $14.3 billion (RMB 117.9 billion) of loans for 48,318 enterprises. We believe that this high growth rate reflects strong government backing and pressing demands from SMEs for credit guarantees.

At the end of 2006, only a small number of the more than 4,000 existing credit guarantee organizations have computerized systems for their operations flow and service management. According to the President of China Economic Technology Investment Guarantee Co., Ltd., the total market for credit guarantee software and systems integration could be as large as $68 million (RMB 558 million). We believe that the credit guarantee software business will be HTF's fastest growing segment in the near future.

Market for Family Planning Software

The family planning software market is composed of various levels of government family planning management departments, public education organizations and family planning organizations. Currently, there are approximately 2,860 counties in China, each of which has at least 130 branch offices dealing with population and family planning. We estimate the total number of potential users for family planning software at over 400,000.

Concentration of Sales

2009 Combined sales

The table below sets forth our sales to our major customers for the year ended September 30, 2009.

Twelve Months ended September 30, 2009

Customer	Sales Amount (USD)	Percentage of Total Sale
Construct bureau in Xizang	213,819	17%
Hengshui Fund Management Center	154,426	12%
Bai City Housing Fund Management Center	93,059	7%
Bayannaoer Housing Fund Center	81,392	6%
Shenzhen Finance Center	68,390	5%
For the year ended September 30, 2009, approximately 48% of sales were made to our 5 largest customers, and approximately 17% of our sales were made to our largest customer.

Strategic Alliances

We currently have the strategic alliances described below:

We are a licensed "Microsoft(R) OEM System Builder", which allows us to make bundled sales of the Microsoft Windows and SQL Server software products together with our own products. As an authorized member of the "Microsoft(R) dealer coalition," we can also sell other Microsoft software products on a stand-alone basis. Our Housing Accumulation Fund software received a Windows(R) Server 2003 product certification, which grants us the right to use the "Windows(R) 2003" logo in conjunction with sales of our own products. We believe that this significantly increases the value of our products. During the year ended September 30, 2009 and September 30, 2008, there were no sales of our products bundled with Microsoft products.

On August 30, 2003, we signed a PartnerWorld Agreement with IBM, pursuant to which we pair the IBM P-server product together with our Housing Accumulation Fund software to create the "IBM-HTF Housing Accumulation Fund System Solution." During the year ended September 30, 2009 and September 30, 2008, sales of this product were $515,099 and $96,540, respectively. The sales of this product are recognized as our revenue, and accounted for 41% and 14% of the total sales of the Company in fiscal 2009 and 2008 respectively.

On November 12, 2002, we signed a cooperative development agreement with the Shenzhen SME Credit Guarantee Center for the purpose of developing a credit guarantee information system for SMEs. Under the agreement, both parties jointly own the copyright of the cooperative product and share the post-tax profits from sales of the product such that 20% go to the Center and 80% to HTF until the expiration of the copyright. The term of the contract is from August 1, 2003 to December 31, 2052. During the year ended September 30, 2009 and the year ended September 30, 2008, sales relating to our cooperation with Shenzhen SME Credit Guarantee Center were both $0. Up to date, the contract still is in effective, however, there is no revenue generated from this contract in both 2009 and 2008.

Research and Development Activities

Most of our products were originally developed according to specifications supplied by a particular customer, who also typically provides funding for the projects. If we determine that certain products have long-term market promotion value, we may invest additional time and our own resources in order to improve and prepare them for the marketplace. During the year ended September 30, 2009, we invested an aggregate of $581,521 in research and development activities, 80% of which was used for the improvement of our Housing Accumulation Fund and property management software and 20% of which was used to develop our credit guarantee and 0% for our family-planning software. Also during the year ended September 30, 2009, we received $640,350 from our clients for research and development purposes.

Competition

The market for software products is highly competitive, with a large number of new companies entering the Chinese market each year. Although competition is largely on the basis of technological innovation, functional design and price, competition conditions vary according to the type of software involved. Foreign companies currently have a clear advantage over Chinese companies in system software; however, in the field of applications software, where there is a great need for specialization, we believe that local Chinese software enterprises have unique advantages.

The first such advantage comes from product localization; the design of applications software requires an in-depth understanding of local business customs, management systems, culture and traditions. A second advantage enjoyed by local Chinese companies comes from service localization; because of the logistical barriers involved, it is more difficult for foreign companies to establish a national service network to support their products within China in a short time period.

HTF develops industry-specialized applications software and principally serves domestic Chinese customers. Our software products are, to a large extent, based on Chinese platforms and interfaces; we believe that it is more difficult for foreign businesses to develop and sell specialized applications software in China because they do not have the depth of understanding of local business customs.

At present, the domestic Chinese applications software market is very fragmented. There are many identified subsectors, such as accounting software, translation software, commercial software and Chinese system-based management software. We do not directly compete with companies producing products in other subsectors. In addition, many of our competitors and potential competitors are small companies with limited resources and undiversified product lines.

Competition in the Housing Accumulation Fund Software Market

Because Housing Accumulation Fund software is a very specialized market, there are only a small number of companies that compete in this market. Our three major competitors in this market are:

·
Beijing Jintianpeng Software Technology Co Ltd. This company entered the Housing Accumulation Fund software market in 1999 through its relationships with clients in the oil industry. Housing Accumulation Fund software is that company's only product.

·
Beijing Zhongfangyuan Housing Reformation and Information Network Co Ltd. This company is a subsidiary of China Urban Housing System Reform Committee and entered the market in 1996. It has a strong industry background and, as a state-owned company, has access to government funding and resources; however, its business is limited to providing software services to the several municipalities directly under the control of the PRC central government.

·
Xi'an Gildsoft Technology Development Co Ltd. This company was founded in 1998. Its key employees were formerly top-ranking personnel of Xi'an Province Housing Accumulation Fund Management Center. Therefore, this company has expertise in dealing with local governments and established relationships with many government agencies.

Competition in the Credit Guarantee Software Market

We are not aware of any other commercial software company that offers a product in direct competition with our credit guarantee software in China. Some credit guarantee centers have begun to use software platforms similar to ours; however, we believe that such platforms do not have the technical function, work-flow definition and product flexibility offered by our product.

Competition in the Family Planning Software Market

Our closest competition in the family planning software market is Shenzhen WanGuo Software, which developed the "Pregnant-age Women Pregnancy Planning Information Management System" in 1998 for customers such as Shenzhen Municipal Population Planning Commission which is part of Shenzhen municipal government and its subsidiaries. Due to the lack of post-sale service, however, Shenzhen municipal government has stated that it will change to a new system.

Another major competitor of ours is Shenzhen MaiKeLong: This company has a special relationship with the National Population Planning Commission. Their products are currently in use throughout Guangdong province as well as part of Beijing Municipality and Fujian Province. We believe that Shenzhen MaiKeLong is our most powerful competitor.

There are also a number of companies whose products are marketed only on a local or regional basis. These include: Luzhou HongSheng Technology, whose software products are only promoted in the 52 counties of Luzhou Municipality; Guizhou XinTian PC, which is located in Zunyi Municipality and its 13 counties; Zhengzhou YueTai Software, which is a local company whose products are sold in Henan Province; and Hunan JinQiao Software, which is a subsidiary of the Hunan Province Population Planning Commission.

Intellectual Property

All of our products are protected under the PRC Copyright Law, which was enacted by the General Committee of the PRC National People's Representative Committee in 1991, and the PRC Computer Software Protection Regulations ("Software Regulations") promulgated by the PRC State Counsel in 2001.

Under PRC Copyright Law, a copyright protects both the design of a software product and the name of the product. Copyrights are granted for a term of 50 years from the date of first publication or, if there is no publication, from the date of development. Publication is not necessary to obtain copyright protection in the PRC.

Under PRC Copyright Law, a copyright entitles its owners to obtain various injunctions against infringers. These include an injunction against further infringement, an injunction to preserve evidence of infringement and an injunction freezing the infringer's bank accounts. In addition, an aggrieved copyright owner can also seek monetary damages, either by means of a lawsuit or through arbitration. There are many uncertainties in China's legal system, and enforcement of intellectual property rights has been difficult. In the event that we are unable to enforce our copyrights, we might not be able to obtain one or more of the foregoing forms of relief.

We have registered the following products with the National Copyrights Bureau of the PRC.

	Registered Name	Registered No.	Copyright No.	Date of Issuance and Term
1	HOUSING property exchange and information management system V2.0	2001SR0147	0007080	01/15/2001; 50 years from 08/01/2000

2	HOUSING accumulation fund management software (Office version) V1.0	2001SR0145	0007078	01/15/2001; 50 years from 09/01/2000

3	HOUSING accumulation fund management center software (C/S version) V3.0	2001SR0222	0007155	01/31/2001; 50 years from 04/13/1998

4	HOUSING Estate Property Management Software V2.0	2001SR0146	0007079	01/15/2001; 50 years from 08/01/2000

5	HOUSING(R) House Property Application Information Management (IC card) System (C/S Version) V1.0	2001SR0138	000138	06/10/2002; 50 years from 11/10/2001

6	HOUSING(R) accumulation fund personal loan management system V1.0	2001SR1184	001184	07/12/2002; 50 years from 10/08/2001

7	HOUSING(R) Record Management V1.0	2001SR1205	001205	07/15/2001; 50 years from 09/10/2001

8	HTF OA System V1.0	2001SR0464	005555	01/20/2003; 50 years from 06/06/2002

9	HTF Population & Family-planning Management Software V2.0	2003SR12654	017745	12/09/2003; 50 years from 05/01/2003

10	CGC Credit Guarantee Management Information System (GMIS) V1.0	2001SR12275	017366	12/02/2003; 50 years from 08/01/2003

11	HOUSING(R) Subsidy Management System V3.3	2001SR9331	014422	09/01/2003; 50 years from 01/27/2002

12	HTF Credit Guarantee Management Software V10.0	2006SR16626	064292	07/19/2006; 50 years

13	Hengtaifeng Housing Accumulation Fund Internet Management Software	2006SR06986	054652	10/01/2005; 50 years

14	HOUSING House Fund Management Center Software V3.60	2006SR06985	054651	10/01/2004; 50 years

15	HOUSING House Fund Management Software(Office Version) V2.0	2006SR06984	054650	10/01/2004; 50 years

16	Hengtaifeng Loan Risk Control Software V1.0	2006SR06983	054649	05/20/2005; 50 years

17	HTF Small Amount Loan Guarantee Management Software (PGMIS) V1.0	2006SR06982	054648	50 years

We are the sole owner of all of the above copyrights except as to our CGC Credit Guarantee Management Information System, which we own jointly with the Shenzhen Small-to-Medium-Sized Enterprises Credit Guarantee Center. Under the PRC Copyright Law, ownership rights to software vest in the party which develops the software unless otherwise agreed to. In the event that the two or more parties collaborate in developing software, then ownership rights to various portions of the software will vest in the respective party responsible for developing such portions or, if the portions are not severable, then jointly in all of the parties. In cases of joint ownership, rights and licensing fees are apportioned either pro rata or as otherwise agreed by the parties.

The following software products of HTF are registered with Shenzhen Software Industry Association, which is an organization approved by the PRC Ministry of Information. Registration with the Shenzhen Software Industry Association is recognized all over China.

Software Registered Names	Registration No.

HOUSING accumulation fund management center software (C/S Version) V3.0	SZ DGY-2001-0056

HOUSING property exchange and information management SoftwareV4.0	SZ DGY-2001-0058

HOUSING Accumulation Fund management software (Unit version) V 1.0	SZ DGY-2001-0057

HOUSING Property Management Software V2.0	SZ DGY-2001-0059

HOUSING accumulation fund management software (Unit Version)	SZ DGY-2003-0156

HOUSING accumulation fund management center softwareV 3.60	SZ DGY-2003-0157

HTF Population and Family-planning Management Software V2.0	SZ DGY-2003-0523

HTF Credit Guarantee Management Software V1.0	SZ DGY-2003-0582

HTF Credit Guarantee Management Software V10.0	SZ DGY-2006-0587

Vendors and Suppliers

Because our products consist largely of intangible technology and data, our supply needs consist mostly of data storage media and packaging materials, are minimal, and can be easily satisfied by many different vendors. We make advances to certain of our suppliers for our purchases of materials in order to receive bulk discounts and reserve the unit cost of our supplies at a lower price. Our relationship with our vendors and suppliers is good, and we are not aware of any circumstance which would cause any of our vendors or suppliers to discontinue doing business with us.

Employees

As of September 30, 2009, we had 74 employees, all of whom were full-time employees.

ITEM 1A                      RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this annual report before making an investment decision regarding our common stock.

Risks Related to Our Business

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

Our Inability to Fund Our Capital Expenditure Requirements May Adversely Affect Our Growth and Profitability.

Our future growth may depend upon our ability to raise capital from outside sources. Should financing from outside sources become necessary, we cannot guarantee that we will be able to obtain it on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

·	our financial condition and results of operations,
·	the condition of the PRC economy and the computer software industry in the PRC, and
·	conditions in relevant financial markets in the U.S., the PRC and elsewhere in the world.

We will not receive any consideration and there will be no proceeds from the distribution of our common stock under this annual report.

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

Some areas of the law applicable to us are subject to heightened uncertainty. We and our subsidiary,  HTF, are considered "foreign persons" or "foreign funded enterprises" under PRC laws and, as a result, we are required to comply with specific PRC laws and regulations, including laws governing our contractual relationships with our affiliated entities. These laws and regulations are relatively new, and the published decisions informing their interpretation are few and non-binding. These laws may therefore be especially susceptible to future change, including a delay in their effectiveness, which could result in detrimental reliance by foreign investors, and their official interpretation and enforcement may involve substantial uncertainty. Other laws and regulations subject to substantial uncertainty include those governing the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, the commencement of bankruptcy or criminal proceedings, or the death of a party.

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

From 1994 to 2005, the value of the Renminbi was pegged to the U.S. dollar at an exchange rate of 8.11 Renminbi per one U.S. dollar. In 2005, the People’s Bank of China removed the peg to the U.S. dollar and announced a peg to a basket of currencies including the Euro, Japanese yen, South Korean won, and U.S. dollar. As of September 30, 2009, the Renminbi valued at 6.8376 Renminbi per U.S. dollar. And as of December 28, 2009, the Renminbi was valued at 6.8301 Renminbi per U.S. dollar. We do not believe that these policies have had a material effect on our business. However, there is no guarantee that the consequences of appreciation of the Renminbi described in the paragraph above will not affect us in the future, nor is there any guarantee that the PRC will not cause further appreciation of the Renminbi, which could increase the strength of any such effect.

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

ITEM 1B                   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                      DESCRIPTION OF PROPERTY

HTF leases approximately 510 square meters of space used for its executive offices and operations in Shenzhen, China from Shenzhen Zhongze Shiji Co., Ltd. The lease is for a term of five year from October 1, 2007 to September 30, 2012. The monthly rent expenses are $5,046 (excluding property management and area condition maintenance fees).

HTF also owns approximately 170 square meters of office space at Room 202 and 702 of Xu Yuan #27, Unit 4 of Sunny Garden, Dian Chi Rd, Kunming, China. The property is used as a sales office. HTF purchased the property for $25,227 (RMB 209,027.73) on January 15, 2001. On November 5, 2003, HTF paid another $3,560 (RMB 29,461) to cover the shortfall between the commercial property price and governmental subsidized property price, as local real property policy requires.

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no public market for any of our securities.

Recent Sales of Unregistered Securities

None.

Dividends

None

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Interwest Transfer Company

Equity Compensation Plan Information

The Company has no equity compensation plans.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the years ended September 30, 2009 and 2008.

You should read this section together with our consolidated financial statements and related notes appearing elsewhere in this annual report. This discussion contains predictive statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these predictive statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Results of Operations

Net Revenue

Total net sales for the year ended September 30, 2009 were  $1,242,250 compared to  $687,900 for the year ended September 30, 2008, representing an increase of $554,350 or 81%. The increase was due to an increase of $106,504 in sales of our Credit Guarantee software, an increase of $508,184 in sales of our Housing Accumulation Fund software, and a decrease of $60,337 in sales of our systems integration services.

The increase of sales of our Credit Guarantee software (which increased by $106,504, or 61%, from $175,923 in the year ended September 30, 2008) was due  primarily to the completion in 2009 of the new credit guarantee management software which our staff had been developing in 2008.

The increase of sales of our Housing Accumulation Fund software (which increased by $508,184, or 113%, from $451,640 in the year ended September 30, 2008) was due to a new largest customer.

For the year ended September 30, 2009, we did not generate any revenue from our Systems Integration Services, which decreased by $60,337, or 100%, from the year ended September 30, 2008. This was due to the fact that we did not sign a new cooperation agreement with Lenovo after the expiration of our old cooperation agreement on March 31, 2008.  We do not expect to have significant revenue from systems integration services for the indefinite future.

Cost of sales

Cost of sales for the year ended September 30, 2009 were  $434,940, representing an increase of 173% from $159,157 for the year ended September 30, 2008, primarily due to the increase in cost of sales of our Housing Accumulation Fund software and to the decrease in cost of sales of our Systems Integration Services.

The cost of sales of our Systems Integration Services decreased by $59,247, or 100%, to $0 for the year ended September 30, 2009 from approximately $59,247 for the year ended September 30, 2008. The decrease was primarily due to the reduction in sales that because we did not renew our contract with Lenovo providing with such services.

The cost of sales of our Housing Accumulation Fund software increased by $315,935, or 344%, to approximately $407,669 for the year ended September 30, 2009 from approximately $91,734 for the year ended September 30, 2008. The increase was primarily due to the increase in sales.

Gross Profit

Gross profit for the year ended September 30, 2009 was $807,310, compared to $528,703 for the year ended September 30, 2008, representing an increase of $278,607 or approximately 53%. The increase was primarily due to the increase in sales of our Credit Guarantee software and our Housing Accumulation Fund software described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,323,231 for the year ended September 30, 2009, or approximately 107% of net sales, compared to  $2,712,585 or approximately 394% of net sales, for the year ended September 30, 2008.

The changes in selling, general and administrative expenses are attributable to a $1,029,071 decrease in general and administrative expenses, a $127,568 decrease in selling expense and a $175,784 increase in research and development expense.

General and administrative expenses decreased by $1,086,002, or 73% to $399,029 for the year ended September 30, 2009 from $1,485,031 for the year ended September 30, 2008. The decrease occurred because in fiscal year 2008 we accrued a $904,615 bad debt reserve.  In the year ended September 30, 2009 our receivables were more stable, and we accrued a bad debt expense of only $69,179.

Selling expenses decreased by $127,568, or 27% to $342,681 for the year ended September 30, 2009 from approximately $470,249 for the year ended September 30, 2008 because of a decrease for Publicity and Promotion expense.

Research and development expenses decreased by $175,784, or 23% to $581,521 for the year ended September 30, 2009 from approximately $757,305 for the year ended September 30, 2008.  The decrease occurred primarily because we reduced our payments to third parties, such as technical counsel.

Income Taxes

From 2005 to 2007, we were exempt from 50% of our income taxes under relevant tax guidance, including the Provisional Regulations of the People's Republic of China on Income Tax and the Document of Reductions and Exemptions of Income Tax, as interpreted by the Shenzhen Tax Bureau. Under applicable tax regulations, our taxable income for the nine month periods ended June 30, 2009 and 2008 are negative, so no income tax was incurred for those periods.

We utilize ASC 740 (previously SFAS No. 109), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax liabilities or assets are recognized for the estimated future tax consequences of current differences between the tax base of an asset or liability and the financial reporting amount attributed to that asset or liability at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a 100% valuation allowance for its deferred tax assets, since there is no certainty that the Company will achieve sufficient taxable income to take advantage of the deferred tax assets.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents increased from $6,827 as of September 30, 2008 to $63,364 as of September 30, 2009. This increase was due to an increase in cash provided by operating activities of $57,236 and a decrease in acquisition of property & equipment of $16,158.

Cash Provided in Operating Activities

Net cash provided in operating activities during the year ended September 30, 2009 was $57,236, and net cash used in operating activities during the year ended September 30, 2008 was $77,821. The increase was a result of an increase in customer deposit of $182,649 and a decrease in Accounts receivable of $25,023, which offset a decrease in accounts payable and accrued expenses of $62,442..  The decrease in Accounts receivable was due to a new large customer.

Net cash used in investing activities during the year ended September 30, 2009 was $16,158 and net cash used in operating activities during the year ended September 30, 2008 was $2,156. Net cash used in investing activities during the year ended September 30, 2009 was due to we purchased some property and equipment.

We have not had any significant net cash used in or provided by financing activities in fiscal years of 2009 and 2008.( the company has $15,328 loan from the officer which is interest free and due on demand in the financing activities in 2009)

Accounts Receivable

The decrease in accounts receivable from $142,449 as of September 30, 2008 to $100,399 as of September 30, 2009 is primarily attributable to a $69,179  bad debt reserve that we accrued during the year ended September 30, 2009.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $287,043 as of September 30, 2009.

Inventory

For the year ended September 30, 2009, inventory decreased from $54,911 to $14,135.   The decrease occurred primarily because we increased our reserve for inventory losses during fiscal 2009.

Reserves are recorded primarily on a specific identification basis. Allowance for inventory amounted to $324,198 as of September 30, 2009.

Other Receivable

Other receivables amounted to $54,520 as of September 30, 2009 increased from $52,325 as of September 30, 2008. The Company maintains reserves for other receivable. Reserves are recorded primarily on a specific identification basis. Allowance for other receivable amounted to $306,261 as of September 30, 2009.

Accounts Payable

Accounts payable and accrued expenses decreased from $157,660 as of September 30, 2008 to $95,585 as of September 30, 2009, primarily as a result of a payment in our Accrued expenses.

Payroll Payable

Payroll payable decreased from $56,809 as of September 30, 2008 to $52,376 as of September 30, 2009.

Unearned revenue

The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or when services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of September 30, 2009, unearned revenue is $456,423, and it includes $391,377 of customer deposits and $65,046 of unearned software service revenue. Software service revenue was approximately $93,730 and $72,321 during the year ended September 30, 2009 and 2008, respectively. Unearned revenue as of September 30, 2009 and 2008 was $456,423 and $272,841, respectively.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
HXT HOLDINGS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of the HXT Holding, Inc. and Subsidiaries as of September 30, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years ended September 30, 2009 and 2008, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HXT Holding, Inc. and Subsidiaries as of September 30, 2009 and 2008 and the results of its operations and its cash flows for years ended September 30, 2009 and 2008, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
December 22, 2009

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND 2008

ASSETS
	2009	2008
CURRENT ASSETS:
Cash & cash equivalents	$63,364	$6,827
Accounts receivable, net	100,399	142,449
Inventory	14,135	54,911
Other receivable	54,520	52,325
Deposits	-	5,852
Total current assets	232,417	262,363

PROPERTY AND EQUIPMENT, NET	165,922	218,807

TOTAL ASSETS	$398,339	$481,170

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$95,585	$157,660
Payroll payable	52,376	56,809
Unearned revenue	456,423	272,841
Related party payable	15,398	-
Total current liabilities	619,781	487,310

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; Authorized shares 1,000,000,
none issued and outstanding	-	-
Common stock, $0.001 par value; Authorized shares 60,000,000,
29,910,000 shares issued and 666,241 outstanding as of September 30, 2009
29,910,000 shares issued and outstanding as of September 30, 2008	29,910	29,910
Additional paid in capital	1,199,334	1,170,090
Treasury stock	(29,244)	-
Statutory reserve	57,103	57,103
Accumulated other comprehensive income	320,801	321,038
Accumulated deficit	(1,799,347)	(1,584,281)
Total stockholders' deficit	(221,443)	(6,140)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$398,339	$481,170

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

Net revenues	$1,242,250	$687,900

Cost of revenue	434,940	159,197

Gross profit	807,310	528,703

Operating expenses
Selling expenses	342,681	470,249
General and administrative expenses	399,029	1,485,031
Research & development expenses	581,521	757,305
Total operating expenses	1,323,231	2,712,585

Loss from operations	(515,921)	(2,183,882)

Non-operating income (expense):
Interest expense	(1,356)	(1,165)
Interest income	1,542	33,867
Loss on sale of property	-	(4,706)
Technology subsidy	43,965	42,357
Value added tax refund	9,171	1,782
Other income	248,579	-
Other expense	(1,045)	(2,624)

Total non-operating income	300,855	69,511

Net Loss	(215,066)	(2,114,371)

Foreign currency translation gain (loss)	(237)	115,160

Comprehensive Loss	$(215,302)	$(1,999,211)

Basic and diluted weighted average shares outstanding	15,167,941	29,910,000

Basic and diluted net loss per share	$(0.01)	$(0.07)

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The basic and diluted net loss per share has been stated to retroactively effect 1:3 forward split in April 2009

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

						Accumulative
						Other			Total
	Common Stock		Paid in	Treasury Stock		Comprehensive	Statutory	Accumulated	Stockholders'
	Numbers	Amount	Capital	Numbers	Amount	Income	Reserve	Deficit	Deficit
Balance September 30, 2007	29,910,000	$29,910	$1,170,090	-	$-	$205,878	$57,103	$530,090	$1,993,071
Cumulative translation adjustment	-	-	-	-	-	115,160	-	-	115,160
Net loss for the year ended September 30, 2008	-	-	-	-	-	-	-	(2,114,371)	(2,114,371)
Balance September 30, 2008	29,910,000	29,910	1,170,090	-	-	321,038	57,103	(1,584,281)	(6,140)
Treasury Stock	-	-	29,244	(29,243,759)	(29,244)	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	(237)	-	-	(237)
Net loss for the year ended September 30, 2009	-	-	-	-	-	-	-	(215,066)	(215,066)
Balance September 30, 2009	29,910,000	$29,910	$1,199,334	(29,243,759)	$(29,244)	$320,801	$57,103	$(1,799,347)	$(221,443)

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,066)	$(2,114,371)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	69,587	69,271
Allowance for bad debts	73,281	904,608
Loss on sale of property	-	4,706
(Increase) / decrease in assets:
Accounts receivable	(25,023)	271,650
Inventory	40,884	31,098
Other receivable	(2,051)	161,292
Deposits	-	6,444
Advances to suppliers	-	475,894
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	(62,442)	110,393
Unearned revenue	182,649	(4,881)
Payroll payable	(4,584)	16,645
Welfare payable	-	(4,628)
Tax payable	-	(5,940)
Net cash provided by (used in) operating activities	57,236	(77,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(16,158)	(2,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan-officers	15,382	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	77	4,976

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	56,537	(75,001)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,827	81,828

CASH & CASH EQUIVALENTS, ENDING BALANCE	$63,364	$6,827

Supplement disclosure of cash flow information:
Income taxes paid	$1,356	$-
Interest expenses paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2009, the Company had incurred cumulative losses of $1,799,347 including net losses from operations of $215,066 for the year ended September 30, 2009.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans related to the company’s ability to continue as a going concern are as follows: Management has taken steps in the year ending September 30, 2009 to increase revenue and control expenses which it will continue for the fiscal year ending September 30, 2010. In addition, if it is determined that the additional capital is needed, the company will consider additional debt and equity financing where appropriate to meet such needs.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $287,043 and $218,956 as of September 30, 2009 and 2008, respectively.

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

Software development costs

The Company capitalizes certain computer software development costs in accordance with ASC  985 (previously SFAS No. 86), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers.

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

Long-lived assets

The Company applies ASC 360 (previously the Statement of Financial Accounting Standard No. 144.) “Accounting for the Impairment or Disposal of Long-Lived Assets" ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for year ended September 30, 2009.

Revenue recognition

The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or services has been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

License Revenue.  The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exists surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable.  Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs.  If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer.  Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer.  For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with ASC 605.

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

As of September 30, 2009, unearned revenue is $456,423, and it includes $391,377 of customer deposit and $65,046 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $581,521 and $757,305 for the years ended September 30, 2009 and 2008, respectively.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ ("SFAS 123R’’)(ASC 718), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of ASC 718 (previously SFAS 123R) and the valuation of share-based payments for public companies. The Company has adopted ASC 718 (preciously SFAS 123R) and related FASB Staff Positions (“FSPs”) as of January 01, 2006 and will recognize stock-based compensation expense using the modified prospective method.  The Company did not issue any stock based compensation during the year ended September 30, 2009.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur.

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is the Chinese Yuan or Renminbi (“RMB”). Foreign currency translation gain (loss) amounted to $(237) and $115,160 for the years ended September 30, 2009 and 2008, respectively.  Accumulated other comprehensive income amounted to $320,801 and $321,038 as of September 30, 2009 and 2008, respectively.

Earnings per share

Earnings per share is calculated in accordance with ASC 260 (previously the Statement of financial accounting standards No. 128). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of cash flows

In accordance with ASC 230 (previously the Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows,") cash flows from the Company's operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and did not have a significant impact on our consolidated financial statements.

3. INVENTORIES

Inventories as of September 30, 2009 and 2008 consisted of the following:

	September 30,2009	September 30, 2008
Raw and packing materials	$53,317	$53,306
Finished goods	1,609	1,605
Work in process	283,407	433,487
Total	338,333	488,398
Less: Allowance for inventories	(324,198)	(433,487)
Net Inventories	$14,135	$54,911

The allowance for inventories is made when the aging of inventory is over 1 year. The allowances for inventories were $324, 198 and $433,487 for the years ended September 30, 2009 and 2008, respectively.

4.    PROPERTY AND EQUIPMENT

Net property and equipment as of September 30, 2009 and 2008 were as follows:

	September 30, 2009	September 30,2008
Building & improvement	$41,612	$41,498
Machinery& equipment	227,050	214,602
Vehicles	87,203	86,966
Furniture and fixture	22,381	22,019
Software	321,238	316,360
Total	699,484	681,445
Less: Accumulated depreciation	(533,562)	(462,683)
Net Property & Equipment	$165,922	$218,807

Depreciation expenses for the years ended September 30, 2009 and 2008 were $69,587 and $69,271, respectively.

5. OTHER RECEIVABLE

Other receivable as of September 30, 2009 and 2008 consisted of the following:

	September 30, 2009	September 30,2008
Advances to other companies	$15,489	$12,991
Advances to employees	31,279	28,786
Value added tax receivable	7,752	10,548
Total	$54,520	$52,325

Advances to other companies amounted to $15,489 as of September 30, 2009. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $31,279.  These advances are unsecured, interest free, and due on demand.

Loan receivable amounted to $0 as of September 30, 2009 and 2008. The loan was first signed for a term from May 2005 to Mary 2006 and has been renewed from terms from May 2006 to May 2007 and from May 2007 to May 2008. No renewed loan agreement was signed after May 2008. This loan is unsecured, to an unrelated party, with interest rates of 7.02% for the year ended September 30, 2008. The interest incomes were $0 and $33,867 for the twelve month periods ended September 30, 2009 and 2008, respectively. In the first quarter of 2009, the unrelated party paid back $146, 700 principal. The Allowance for the doubtful debts amounted to $ 306,261 and $438,900 as of September 30, 2009 and 2008, respectively.

6.     ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company had accounts payable and accrued expenses amounting to $95,585 and $157,660 as of September 30, 2009 and 2008, respectively. Accounts payable includes payable to vendors, and accrued expenses include accrued professional expenses.

7. REALTED PARTY TRANSACTIONS

Due to related party. The amount due to officer as of September 30, 2009 and 2008 were $15,398 and $0 respectively. The loan was unsecured, interest free and due on demand.

8. OTHER INCOME

Other income amounted to $248,579 and $0 for the years ended September 30, 2009 and 2008, respectively.  Other income mainly consisted of recovery of bad debt for the year ended September 30, 2009.

9.    TAX PAYABLE
The Company utilizes ASC 740 (previously SFAS No. 109), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provision for taxes on earnings for the years ended September 30, 2009 and 2008 consisted of:

	For the years ended September 30
	2 0 0 9	2 0 0 8

TaxTax at statutory rate	34%	34%
Foreign tax rate difference	<19%>	<19%>
Net operating loss in other tax jurisdiction for where no benefit is realized	<15%>	<15%>
Effective tax rate	0%	0%

 Deferred tax assets:

	September 30, 2009	September 30, 2008
Net operating loss	$1,555,412	$1,413,628 539,164 (539,164)
Total deferred tax assets	598,770
Less valuation allowance	(598,770)
	$--	$--

The Company had a net operating loss (“NOL”) carry forwards of approximately $1,555,412 and 1,413,628 for the years ended September 30, 2009 and 2008, respectively.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

10. EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees' salaries.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries. The total expense amounted to $26,404 and $24,839 for the years ended September, 2009 and 2008, respectively.

11.   STATUTORY RESERVE

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve was $0 for the years ended September 30, 2009 and 2008, respectively.

12.     SHAREHOLDERS’ EQUITY

The Company has authorized (a) Sixty Million (60,000,000) shares of common stock, par value .001 per share and (b) One Million (1,000,000) shares of Preferred Stock, par value .001 per share.
As of September 30, 2009, 29,910,000 common shares were issued and 666,241 shares were outstanding, and no preferred stock was issued and outstanding.

On April 7, 2009 the Company’s Board of Directors declared a three-for-one forward split of the outstanding shares.

13.    COMMITMENT

HTC has leased approximately 510 square meters of space used for its executive offices and operations in Shenzhen, China from Shenzhen Zhongze Shiji Co., Ltd. The lease is for a term of five year from October 1, 2007 to September 30, 2012. The monthly rent expense is $5,046 (excluding property management and area condition maintenance fees).

The rent expenses are $62,939 and $71,426, for the years ended September 30, 2009 and 2008, respectively.

Future lease commitments for the periods after September 30, 2009 are as follows:

2009	$15,138
2010	60,552
2011	60,552
2012	45,414
Total	$181,656

14.  SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the ASC 230 (previously the Financial Accounting Standard No. 95).

The interest expenses paid were $1,356 and $0 for the years ended September 30, 2009 and 2008, respectively.

 The Company did not paid income tax for the years ended September 30, 2009 and 2008, respectively.

15.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

16.  MAJOR CUSTOMERS AND VENDORS

Major customers and vendors represent those who accounted for 10% or over of the Company’s total net revenue or purchase, respectively.

Two major customers accounted for 29% of the revenue for the years ended September 30, 2009.  The Company has receivables of $49,878 to these customers on September 30, 2009.

One major customer accounted for 14% of the revenue for the year ended September 30, 2008. The Company has receivables of $11,704 to the customer on September 30, 2008.

Two major vendors provided 58% and 83% of the Company’s purchases for the years ended September 30, 2009 and 2008, respectively.  The Company has payables of $36,497 and 14,890 to these vendors on September 30, 2009 and 2008, respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                   CONTROLS AND PROCEDURES.

 (a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of September 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company?痵 annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of:

Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.

Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Shenzhen in the People’s Republic of China.  Few of our employees have experience or familiarity with U.S accounting principles. The lack of personnel in our headquarter office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our executive officers and directors as of September 30, 2009. All of our current executive officers and directors are residents of China and/or Hong Kong. As a result, it may be difficult for investors to affect service of process within the United States upon them or to enforce judgments obtained against them in United States courts.

All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

The following sets forth the name, age and position of each of our directors and officers:

Name	Age	Position
Mr. Yuan Qing Li	40	Chairman, Director and President
Ms. Ding Hong Shen	40	Chief Financial Officer, Director and Chief Accounting Officer
Mr. Qing Biao Yu	41	Secretary

Mr. Yuan Qing Li has been the Chairman, President and a director of HXT Holdings since January 2005 and was the Chairman, President and a director of China Software (now called American Wenshen) from August 19, 2005 to July 30, 2007. He has been the Executive Director of HXT since 2004 and the Chairman of HTF since 2003. He has been a director of HTF for more than five years and was the CEO of HTF from 2000 to 2004. Mr. Li has also served as a director of Jiangsu Qi Hang Digital Control Engine Bed Co., Ltd. and Jiangsu Zhenjiang Xinzhou Mechanics Factory, and as the Executive Director of Hengtaifeng International Holdings Co., Ltd. He graduated from Shenzhen University in 1989 and earned an Executive MBA degree from Zhongshan University in 2003.

Ms. Ding Hong Shen has been our CFO and Chief Accounting Officer and a director since January 2005. She was also the CFO and Chief Accounting Officer of China Software (now called American Wenshen) from August 19, 2005 to July 30, 2007. She has been Financial Manager of HTF since 2003. From 1999 to 2002 she served as Manager of He Zhong Heng Software Co., Ltd.

Mr. Qing Biao Yu has been the secretary of HXT Holdings since January 2005 and was the secretary of China Software (now called American Wenshen) from August 19, 2005 to July 30, 2007. During the past five years, he has worked for HTF serving as Assistant Manager of the Technology Department from June 1, 2001 to December 31, 2001, Administrative Manager of Human Resources Administration from January 1, 2002 to December 31, 2002, Vice President of HTF and manager of the HTF IT resource department from January 1, 2003 to December 31, 2003; Executive Vice President of HTF and manager of the HTF IT resource department from January 1, 2004 to December 31, 2004 and vice president of HTF since January 1, 2005. Prior to his joining HTF, he worked for Jing Zhong Daily as Editor and Director of the Computer Center for over 11 years.

Family Relationships

There are no family relationships between or among any of our executive officers or directors except that Yuan Qing Li, our Chairman and President, is the husband of Ling Chen, who is a director of our subsidiary, HXT.

Involvement in certain legal proceedings

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

·	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

·	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

·
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

·
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee.  None of the members of our board qualifies as an audit committee financial expert.  At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

ITEM 11.                                EXECUTIVE COMPENSATION

The following is a summary of the compensation paid by us to the individuals who have served as our CEO and any executive officers who have received compensation in excess of $100,000 for the two years ended September 30, 2009 and 2008.

Name and Principal Position	Year	Salary (cash or non- cash) ($)	Bonus (cash or non- cash) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuan Qing Li	2009 2008	17,747 17,747	— —	— —	— —	— —	— —	— —	17,747 17,747

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information relating to ownership of our common stock by (i) any person or group owning more than 5% of our common stock, (ii) any officer or director of the Company,

	Number of	Percentage of
Name of Beneficial Holder	Shares	Class
Yuanqing Li, CEO and President	146,031	22%
Qiuzhen Liang	111,896	17%
Huakang Zhou	187,758	28%
Xiaojin Wang	55,632	8%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

None.

Director Independence

We do not believe that any of our directors meet the standard of independent director set forth in the NASDAQ rules.

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Company, Inc.billed $50,000 to the Company for professional services rendered for the audit of fiscal 2009 financial statements and review of the financial statements included in the 10-Q filings for fiscal 2009.  Kabani & Company, Inc. billed $45,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in the 10-Q filings for the second and third quarters of fiscal 2008.

Audit-Related Fees

Kabani & Company, Inc. billed $0 to the Company during fiscal 2009 for assurance and related services that are reasonably related to the performance of the fiscal 2009 audit or review of the quarterly financial statements. Kabani & Company, Inc. billed $0 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the fiscal 2008 audit or review of the quarterly financial statements.

Tax Fees

Kabani & Company, Inc. billed $0 to the Company during fiscal 2009 and fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kabani & Company, Inc. billed $0 to the Company in fiscal 2009 and fiscal 2008 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by Kabani & Company, Inc.

ITEM 15.                                EXHIBITS
31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(a) Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HXT HOLDINGS, INC.

Date: December 29, 2009	By: /s/Yuanqing Li
Yuanqing Li, Chief Executive Officer
/s/Ding Hong Shen
Ding Hong Shen, Chief Financial Officer