Form 10-Q
period 2009-12-31
HXT HOLDINGS, INC.
filed 2010-02-11
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____ to _____

Commission File No. 333-146796

HXT HOLDINGS, INC.
(Name of Registrant in its Charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o Warner Tech & Investment Corp. 100 Wall Street, 15th Floor, New York, NY 10005
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

As of February 5, 2010, we had 666,241 shares of common stock, par value $.001 per share issued and outstanding.

PART I. FINANCIAL INFORMATION

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31,2009	September 30,2009
CURRENT ASSETS:
Cash & cash equivalents	$152,948	$63,364
Accounts receivable, net	134,865	100,399
Inventory	43,395	14,135
Other receivable	107,130	54,520
Total current assets	438,339	232,417

PROPERTY AND EQUIPMENT, NET	154,864	165,922

TOTAL ASSETS	$593,203	$398,339

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$121,875	$95,585
Payroll payable	53,051	52,376
Unearned revenue	556,375	456,423
Related party payable	13,821	15,398
Total current liabilities	745,123	619,781

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; Authorized shares 1,000,000,
none issued and outstanding	-	-
Common stock, $0.001 par value; Authorized shares 60,000,000,
29,910,000 shares issued and 666,241 outstanding as of December 31, 2009
29,910,000 shares issued and 666,241 outstanding as of September 30, 2009	29,910	29,910
Additional paid in capital	1,199,334	1,199,334
Treasury stock	(29,244)	(29,244)
Statutory reserve	57,103	57,103
Accumulated other comprehensive income	320,815	320,801
Accumulated deficit	(1,729,838)	(1,799,347)
Total stockholders' deficit	(151,920)	(221,443)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$593,203	$398,339

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three month
	Periods ended December 31,
	2009	2008

Net revenues	$320,497	$157,436

Cost of revenue	43,249	3,205

Gross profit	277,249	154,231

Operating expenses
Selling expenses	51,232	77,390
General and administrative expenses	47,021	114,489
Research & development expenses	168,305	116,068
Total operating expenses	266,558	307,947

Income (Loss) from operations	10,690	(153,716)

Non-operating income (expense):
Interest income	34	143
Loss on sale of property	(981)	-
Other income	60,014	323
Other expense	(248)	(405)

Total non-operating income	58,819	62

Net income (loss) before income tax	69,509	(153,654)

Net Income (Loss)	69,509	(153,654)

Foreign currency translation gain (loss)	14	(269)

Comprehensive Income (Loss)	$69,523	$(153,923)

Basic and diluted weighted average shares outstanding	666,241	29,910,000

Basic and diluted net income (loss) per share	$0.10	$(0.01)
Basic and diluted weighted aerage shares outsanding are the same as there is no anti-dilutive effect.
The basic and diluted net loss per share has been stated to retroactively 1:3 forward split in April 2009
The accompanying notes are an integral part of the unaudited consolidated financial statements

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three month
	Periods ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$69,509	$(153,654)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	16,398	17,882
Allowance for bad debts	-	50,904
Loss on sale of property	981	-
(Increase) / decrease in assets:
Accounts receivable	(34,460)	20,185
Inventory	(29,254)	(88,351)
Other receivable	(52,599)	(18,808)
Advances to suppliers	-	(12,113)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	26,285	54,405
Unearned revenue	99,931	247,188
Payroll payable	676	1,974
Net cash provided by operating activities	97,467	119,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	58	-
Acquisition of property & equipment	(6,381)	(675)
Net cash used in investing activities	(6,323)	(675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan-officers	(1,577)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	214

NET INCREASE IN CASH & CASH EQUIVALENTS	89,585	119,151

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	63,364	6,827

CASH & CASH EQUIVALENTS, ENDING BALANCE	$152,949	$125,978

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

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

On April 7, 2009 the Company’s Board of Directors declared a three-for-one forward split of the outstanding shares. These financial statements have been retroactively restated to reflect these changes.

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $227,105 and $287,043 as of December 31, 2009 and September 30, 2009, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for period ended December 31, 2009.

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

As of December 31, 2009, unearned revenue is $556,375, and it includes $476,013 of customer deposit and $80,362 of unearned software service revenue. As of September 30, 2009, unearned revenue is $456,423, and it includes $391,377 of customer deposit and $65,046 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $168,305 and $116,068 for the three months period ended December 31, 2009 and 2008, respectively.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’)(ASC 718), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of ASC 718 (previously SFAS 123R) and the valuation of share-based payments for public companies. The Company has adopted ASC 718 (preciously SFAS 123R) and related FASB Staff Positions (“FSPs”) as of January 01, 2006 and will recognize stock-based compensation expense using the modified prospective method.  The Company did not issue any stock based compensation during the period ended December 31, 2009.

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

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is the Chinese Yuan or Renminbi (“RMB”). Foreign currency translation gain (loss) amounted to $14 and $(269) for three months period ended December 31, 2009 and 2008, respectively.  Accumulated other comprehensive income amounted to $320,815 and $320,801 on December 31, 2009 and September 30, 2009, respectively.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also expands the disclosures required for multiple-element revenue arrangements. The Company does not believe that this will have a material effect on its consolidated financial statements.

                3. INVENTORIES

Inventories as of December 31, 2009 and September 30, 2009 consisted of the following:

	December 31,2009	September 30,2009
Raw and packing materials	$55,351	$53,317
Finished goods	1,609	1,609
Work in process	310,633	283,407
Total	367,593	338,333
Less: Allowance for inventories	(324,198)	(324,198)
Net Inventories	$43,395	$14,135

The allowance for inventories is made when the aging of inventory is over 1 year. The allowances for inventories were $324, 198 on December 31, 2009 and September 30, 2009, respectively.

4.    PROPERTY AND EQUIPMENT

Net property and equipment as of December 31, 2009 and September 30, 2009 were as follows:
	December 31, 2009	September 30, 2009
Building & improvement	$41,612	$41,612
Machinery& equipment	220,629	227,050
Vehicles	87,203	87,203
Furniture and fixture	22,380	22,381
Software	323,839	321,238
Total	695,664	699,484
Less: Accumulated depreciation	(540,800)	(533,562)
Net Property & Equipment	$154,864	$165,922

                 Depreciation expenses for the three months period ended December 31, 2009 and 2008 were $16,398 and $17,882, respectively.

5.	OTHER RECEIVABLE

Other receivable as of December 31, 2009 and September 30, 2009 consisted of the following:

	December 31, 2009	September 30, 2009
Advances to other companies	$15,919	$15,489
Advances to employees	59,514	31,279
Value added tax receivable	31,697	7,752
Total	$107,130	$54,520

Advances to other companies amounted to $15,919 as of December 31, 2009. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $59,514.  These advances are unsecured, interest free, and due on demand.

6.     ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company had accounts payable and accrued expenses amounting to $121,875 and $95,585 as of December 31, 2009 and September 30, 2009, respectively. Accounts payable includes payable to vendors, and accrued expenses include accrued professional expenses.

7.	REALTED PARTY TRANSACTIONS

                Due to related party
The amount due to officer as of December 31, 2009 and September 30, 2009 were $13,821 and $15,398 respectively. The loan was unsecured, interest free and due on demand.

8.	OTHER INCOME

Other income amounted to $60,014 and 323 for the three month periods years ended December 31, 2009 and 2008, respectively.  Other income mainly consisted of recovery of bad debt for the three month periods ended December 31, 2009.

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

The provision for taxes on earnings for the three month periods ended December 31, 2009 and 2008 consisted of:

	For the three month periods ended December 31
	2 0 0 9	2 0 0 8

Tax Tax at statutory rate	34%	34%
Foreign tax rate difference	<16%>	<19%>
Net operating loss in other tax jurisdiction for where no benefit is realized	<18>	<15%>
Effective tax rate	0%	0%

      Deferred tax assets:

	December 31, 2009	December 31, 2008
Net operating income/(loss)	$(1,359,516)	$(1,516,378)
Total deferred tax assets	576,022	582,360
Less valuation allowance	(576,022)	(582,360)
	$--	$--

The Company had a net operating loss (“NOL”) carry forwards of approximately $1,359,516and 1,516,378 for the periods ended December 30, 2009 and 2008, respectively.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

10.	EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees' salaries.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries. The total expense amounted to $8,822 and $5,440 for the three month periods ended December, 2009 and 2008, respectively.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve was $0 for the periods ended December 31, 2009 and 2008, respectively.

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

The rent expenses are $17,616 and $15,138, for the three month periods ended December 31, 2009 and 2008, respectively.

Future lease commitments for the periods after December 31, 2009 are as follows:
2010	60,552
2011	60,552
2012	45,414
Total	$166,518

14.  SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the ASC 230 (previously the Financial Accounting Standard No. 95).

The interest expenses paid were $0 for the three month periods ended December 31, 2009 and 2008, respectively.

 The Company did not paid income tax for the three month periods ended December 31, 2009 and 2008, respectively.

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

Three major customers accounted for 43% of the revenue for the three month periods ended December 31, 2009.  The Company has receivables of $33,417 to these customers on December 31, 2009.

No major customer accounted for 10% of the revenue for the three month periods ended December 31, 2008.

One major vendor provided 91% of the Company’s purchases for the three month periods ended December 31, 2009.  The Company has payables of $55,807 to the vendor on December 31, 2009, respectively.

Three major vendors provided 95% of the Company’s purchases for the three months period ended December 31, 2008.  The Company has payables of $56,210 to these vendors on December 31, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the three month periods ended December 31, 2009 and 2008.

You should read this section together with our consolidated financial statements and related notes appearing elsewhere in this prospectus. This discussion contains predictive statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these predictive statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" in Section 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

Overview

Because all of our operations are conducted by our subsidiary, HTF, this discussion of our financial results is based on the business results and financial condition of HTF.  HTF is a provider of special-use applications software and management-information systems integration services in the PRC, and develops and produces three kinds of specialized software products:  Housing Accumulation Fund software, Credit Guarantee management software, and family planning software. Of these three products, Housing Accumulation Fund software and Credit Guarantee software are the major contributors to our revenue.

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

Net Revenue

Total net sales for the three month periods ended December 31, 2009 were $320,497 compared to $157,436 for the three month periods ended December 31, 2008, representing an increase of $163,061or 104%. The increase was due to an increase of $41,211 in sales of our Credit Guarantee software, and an increase of $121,850 in sales of our Housing Accumulation Fund software.

The increase of sales of our Credit Guarantee software (which increased by $41,211, or 67%, from $61,660 in the three month periods ended December 31, 2008) was due primarily to the completion of our new credit guarantee management software, which our research and development department had been developing since 2008.

The increase of sales of our Housing Accumulation Fund software (which increased by $121,850, or 127%, from $95,777 in the three month periods ended December 31, 2008) was due to the completion of our new housing accumulation fund software, which our research and development department had been developing since 2008.

Cost of sales

Cost of sales for the three month periods ended December 31, 2009 wasy $43,249, representing an increase of 1249% from $3,205 for the three month periods ended December 31, 2008, primarily due to the increase in cost of sales of our Housing Accumulation Fund software.

The cost of sales of our Housing Accumulation Fund software increased by $37,544, or 13,652%, to $37,819 for the three month periods ended December 31, 2009 from  $275 for the three month periods ended December 31, 2008. The increase was primarily due to the increase in sales.

Gross Profit

Gross profit for the three month periods ended December 31, 2009 was  $277,249, compared to $154,231 for the three month periods ended December 31, 2008, representing an increase of $123,018or approximately 80%. The increase was primarily due to the increase in sales of our Credit Guarantee software and our Housing Accumulation Fund software described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $266,558 for the three month periods ended December 31, 2009, or approximately 83% of net sales, compared to  $307,947 or approximately196% of net sales, for the three month periods ended December 31, 2008.

The changes in selling, general and administrative expenses are attributable to a $67,468 decrease in general and administrative expenses, a $26,158 decrease in selling expense and to a $52,237 increase in research and development expense.

General and administrative expenses decreased by $67,468, or 59% to $47,021 for the three month periods ended December 31, 2009 from  $114,489 for the three month periods ended December 31, 2008. The decrease was primarily due to the reduction in Allowance for the three month periods ended December 31, 2009.

As of December 31, 2009, allowance for accounts receivable was $227,105, allowance for other receivables was $306,261, allowance for inventory was $324,198 and allowance for Security deposit was $5,868.

Selling expenses decreased by $26,158, or 34% to $51,232 for the three month periods ended December 31, 2009 from  $77,390 for the three month periods ended December 31, 2008 because of a decrease for Publicity and Promotion expense.

Research and development expenses increased by $52,237, or 45% to $168,305 for the three month periods ended December 31, 2009 from  $116,068 for the three month periods ended December 31, 2008 because of an increase for traveling expense.

Income Taxes

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

The Company had a net operating loss carry forwards of  $1,359,516 and $1,516,378 for the periods ended December 30, 2009 and 2008, respectively. A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization. Under applicable tax regulations, even though the company had net income of $69,509 in the three month periods ended December 31, 2009, due to net loss carry forwards from previous year, our taxable income for the three month periods ended December 31, 2009 and 2008 was negative, so no income tax was incurred for those periods.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents increased from $63,364 as of September 30, 2009 to $152,948 as of December 31, 2009. This increase was due to an increase in cash provided by operating activities of $97,466 and a decrease in acquisition of property & equipment of $6,323.

Cash Provided in Operating Activities

Net cash provided in operating activities during the three month periods ended December 31, 2009 and 2008 was $97,466 and $119,612, respectively. Net cash exceeded our net income primarily due to  an increase in customer deposits of $99,931 and, an increase in accounts payable and accrued expense of $26,285.  This offset  an increase in Accounts receivable of $34,460, a increase  in Inventory of $29,254 and an increase in other receivable of $52,599. The increase in Accounts payable and accrued expense was primarily due to amounts owed to our largest vendor.

Net cash used in investing activities during the three month periods ended December 31, 2009 was $6,323 and net cash used in operating activities during the three month periods ended December 31, 2008 was $675. Net cash used in investing activities during the three month periods ended December 31, 2009 was due to a purchase of property and equipment.

Net cash used in financing activities during the three month periods ended December 31, 2009 was $1,577 and net cash used in financing activities during the three month periods ended December 31, 2008 was $0.

Accounts Receivable

The increase in accounts receivable from $100,399 as of September 30, 2009 to $134,865 as of December 31, 2009 is primarily attributable to the decrease in the Allowance for Accounts receivable.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $227,105 as of December 31, 2009.

Inventory

For the three month periods ended December 31, 2009, inventory increased from $14,135 to $43,395. This increase is primarily attributable to the increase in Project in process.
The Company maintains reserves for potential inventory losses. Reserves are recorded primarily on a specific identification basis. Allowance for inventory amounted to $324,198 as of December 31, 2009.

Other Receivable

Other receivables amounted to $107,130 as of December 31, 2009 increased from $54,520 as of September 30, 2009. This increase is primarily attributable to the increase in loans receivable from employees.
The Company maintains reserves for other receivable. Reserves are recorded primarily on a specific identification basis. Allowance for other receivable amounted to $306,261 as of December 31, 2009.

Accounts Payable

Accounts payable and accrued expenses decreased from $95,585 as of September 30, 2009 to $121,875 as of December 31, 2009, primarily as a result of increase in our Account payable.

Payroll Payable

Payroll payable increased from $52,376 as of September 30, 2009 to $53,051 as of December 31, 2009.

Unearned revenue

The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or when services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of December 31, 2009, unearned revenue was $556,375, and it included $476,013 of customer deposits and $80,362 of unearned software service revenue. Software service revenue was approximately $67,013 and $42,323 during the three month periods ended December 31, 2009 and 2008, respectively. Unearned revenue as of December 31, 2009 and 2008 was $556,375 and $456,423, respectively.

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

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during HXT Holdings’ first fiscal quarter that has materially affected or is reasonably likely to materially affect HXT Holdings’ internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.        Legal Proceedings

None

Item 1A.     Risk Factors

               There has been no material change from the risk factors included in Section 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ended December 31, 2009

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.        Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

HXT HOLDINGS, INC.

Date: February 11, 2010	By: /s/Yuanqing Li
Yuanqing Li, Chief Executive Officer