Form 10-Q
period 2010-05-17
HXT HOLDINGS, INC.
filed 2010-05-17
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____ to _____

Commission File No. 333-146796

HXT HOLDINGS, INC.
(Name of Registrant in its Charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o 100 Wall Street, 15th Floor, New York, NY 10005
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

As of May 15, 2010, we had 666,241 shares of common stock, par value $.001 per share issued and outstanding.

PART I. FINANCIAL INFORMATION

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,2010	September 30,2009
CURRENT ASSETS:
Cash & cash equivalents	$41,381	$63,364
Accounts receivable, net	185,185	100,399
Inventory	15,298	14,135
Other receivable	94,490	54,520
Total current assets	336,354	232,417

PROPERTY AND EQUIPMENT, NET	141,468	165,922

TOTAL ASSETS	$477,822	$398,339

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$129,604	$95,585
Payroll payable	52,887	52,376
Unearned revenue	442,110	456,423
Related party payable	-	15,398
Total current liabilities	624,601	619,781

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; Authorized shares 1,000,000,
none issued and outstanding	-	-
Common stock, $0.001 par value; Authorized shares 60,000,000,
29,910,000 shares issued and 666,241 outstanding as of March 31, 2010
29,910,000 shares issued and 666,241 outstanding as of September 30, 2009	29,910	29,910
Additional paid in capital	1,199,334	1,199,334
Treasury stock	(29,244)	(29,244)
Statutory reserve	57,103	57,103
Accumulated other comprehensive income	320,821	320,801
Accumulated deficit	(1,724,704)	(1,799,347)
Total stockholders' deficit	(146,779)	(221,443)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$477,822	$398,339

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three month		For the six month
	periods ended March 31		periods ended March 31
	2010	2009	2010	2009

Net revenues	$402,476	$363,636	$722,973	$521,055

Cost of revenue	124,940	252,166	168,189	255,338

Gross profit	277,536	111,470	554,784	265,717

Operating expenses
Selling expenses	61,231	99,884	112,463	177,276
General and administrative expenses	65,467	89,738	112,488	204,238
Research & development expenses	151,872	181,458	320,177	297,525
Total operating expenses	278,570	371,079	545,128	679,038

Income (loss) from operations	(1,034)	(259,609)	9,656	(413,321)

Non-operating income (expense):
Interest expense	-	(147)	-	(146)
Interest income	59	97	93	240
Loss on sale of property	-	-	(981)	-
Other income	6,239	310,089	66,253	310,370
Other expense	(130)	(199)	(378)	(603)

Total non-operating income	6,168	309,840	64,987	309,859

Net Income (Loss)	5,134	50,231	74,643	(103,462)

Foreign currency translation gain (loss)	6	253	20	(15)

Comprehensive Income/(Loss)	$5,140	$50,484	$74,664	$(103,477)

Basic and diluted weighted average shares outstanding	666,241	29,585,069	666,241	29,749,320

Basic and diluted net income (loss) per share	$0.008	$0.002	$0.112	$(0.003)

Basic and diluted weighted average shares outsanding are the same as there is no anti-dilutive effect.
The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the six month
	period ended March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$74,643	$(103,462)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	33,563	35,637
Loss on sale of property	981
Bad debt expense	-	57,341
(Increase) / decrease in assets:
Accounts receivable	(84,763)	(38,797)
Inventory	(1,163)	(12,419)
Other receivable	(39,958)	(20,838)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	34,010	(78,935)
Unearned revenue	(14,310)	189,744
Payroll payable	511	6,406
Net cash provided by operating activities	3,514	34,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	58	-
Acquisition of property & equipment	(10,155)	(7,738)
Net cash used in investing activities	(10,097)	(7,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan-officers	(15,394)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6)	11

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS	(21,982)	26,950
		-
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	63,364	6,827

CASH & CASH EQUIVALENTS, ENDING BALANCE	$41,381	$33,777

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$146

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

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2009.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $227,105 and $287,043 as of March 31, 2010 and September 30, 2009, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for period ended March 31, 2010.

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

As of March 31, 2010, unearned revenue is $442,110, and it includes $363,953 of customer deposit and $78,157 of unearned software service revenue. As of September 30, 2009, unearned revenue is $456,423, and it includes $391,377 of customer deposit and $65,046 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $320,177 and $297,525 for the six months period ended March 31, 2010 and 2009, respectively.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’)(ASC 718), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of ASC 718 (previously SFAS 123R) and the valuation of share-based payments for public companies. The Company has adopted ASC 718 (preciously SFAS 123R) and related FASB Staff Positions (“FSPs”) as of January 01, 2006 and will recognize stock-based compensation expense using the modified prospective method.  The Company did not issue any stock based compensation during the period ended March 31, 2010.

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

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is the Chinese Yuan or Renminbi (“RMB”). Foreign currency translation gain (loss) amounted to $20 and $(15) for six months period ended March 31, 2010 and 2009, respectively.  Accumulated other comprehensive income amounted to $320,821 and $320,801 on March 31, 2010 and September 30, 2009, respectively.

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

Recent pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories as of March 31, 2010 and September 30, 2009 consisted of the following:

	March 31,2010	September 30,2009
Raw and packing materials	$54,480	$53,317
Finished goods	1,609	1,609
Work in process	283,407	283,407
Total	339,496	338,333
Less: Allowance for inventories	(324,198)	(324,198)
Net Inventories	$15,298	$14,135

The allowance for inventories is made when the aging of inventory is over 1 year. The allowances for inventories were $324, 198 on March 31, 2010 and September 30, 2009, respectively.

4.    PROPERTY AND EQUIPMENT

Net property and equipment as of March 31, 2010 and September 30, 2009 were as follows:
	March 31, 2010	September 30, 2009
Building & improvement	$41,613	$41,612
Machinery& equipment	224,103	227,050
Vehicles	87,203	87,203
Furniture and fixture	22,682	22,381
Software	323,839	321,238
Total	699,440	699,484
Less: Accumulated depreciation	(557,972)	(533,562)
Net Property & Equipment	$141,468	$165,922

Depreciation expenses for the six months period ended March 31, 2010 and 2009 were $33,563 and $35,637, respectively.

5. OTHER RECEIVABLE

Other receivable as of March 31, 2010 and September 30, 2009 consisted of the following:

	March 31, 2010	September 30, 2009
Advances to other companies	$13,771	$15,489
Advances to employees	46,899	31,279
Value added tax receivable	33,820	7,752
Total	$94,490	$54,520

Advances to other companies amounted to $13,771 as of March 31, 2010. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $46,899.  These advances are unsecured, interest free, and due on demand.

6.     ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company had accounts payable and accrued expenses amounting to $129,604 and $95,585 as of March 31, 2010 and September 30, 2009, respectively. Accounts payable includes payable to vendors, and accrued expenses include accrued professional expenses.

                7. REALTED PARTY TRANSACTIONS
            Due to related party
            The amount due to officer as of March 31, 2010 and September 30, 2009 were $0 and $15,398 respectively. The loan was unsecured, interest free and due on demand.

                8. OTHER INCOME

Other income amounted to $66,253 and 310,370 for the six month periods ended March 31, 2010 and 2009, respectively.  Other income mainly consisted of recovery of bad debt for the six month periods ended March 31, 2010.

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

The provision for taxes on earnings for the six month periods ended March 31, 2010 and 2009 consisted of:

	For the six month periods ended March 31
	2 0 10	2 0 0 9

TaxTax at statutory rate	34%	34%
Foreign tax rate difference	<16%>	<19%>
Net operating loss in other tax jurisdiction for where no benefit is realized	<18>	<15%>
Effective tax rate	0%	0%

 Deferred tax assets:

	March 31, 2010	March 31, 2009
Net operating income/(loss)	$(1,413,628)	$(1,516,378)
Total deferred tax assets	598,770	582,360
Less valuation allowance	(598,770)	(582,360)
	$--	$--

The Company had a net operating loss (“NOL”) carry forwards of approximately $1,413,628 and 1,516,378 for the periods ended March 31, 2010 and 2009, respectively.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

                10. EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees' salaries.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries. The total expense amounted to $26,833 and $11,564 for the six month periods ended March 31, 2010 and 2009, respectively.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve was $0 for the periods ended March 31, 2010 and 2009, respectively.

12.     SHAREHOLDERS’ EQUITY

The Company has authorized (a) Sixty Million (60,000,000) shares of common stock, par value .001 per share and (b) One Million (1,000,000) shares of Preferred Stock, par value .001 per share.
As of March 31, 2010, 29,910,000 common shares were issued and 666,241 shares were outstanding, and no preferred stock was issued and outstanding.

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

The rent expenses are $33,996 and $26,258, for the six month periods ended March 31, 2010 and 2009, respectively.

Future lease commitments for the periods after March 31, 2010 are as follows:

2010	45,414
2011	60,552
2012	45,414
Total	$151,380

14.  SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the ASC 230 (previously the Financial Accounting Standard No. 95).

The interest expenses paid were $0 and $146 for the six month periods ended March 31, 2010 and 2009, respectively.

 The Company did not paid income tax for the six month periods ended March 31, 2010 and 2009, respectively.

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

Two major customers accounted for 23% of the revenue for the six month periods ended March 31, 2010.  The Company has receivables of $45,330 to these customers on March 31, 2010.

Two major customers accounted for 50% of the revenue for the six month periods ended March 31, 2009.  The Company has receivables of $49,807 to these customers on March 31, 2009.

One major vendor provided 92% of the Company’s purchases for the six month periods ended March 31, 2010.  The Company has payables of $92,414 to the vendor on March 31, 2010, respectively.

Two major vendors provided 88% of the Company’s purchases for the six months period ended March 31, 2009.  The Company has payables of $12,528 to these vendors on March 31, 2010.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the six month periods ended March 31, 2010 and 2009.

You should read this section together with our consolidated financial statements and related notes appearing elsewhere in this prospectus. This discussion contains predictive statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these predictive statements as a result of many factors, including, but not limited to, those set forth in Section 1A ("Risk Factors") of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

Results of Operations

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six month periods ended March 31, 2010 and 2009
	For the six month
	periods ended March 31
	2010	2009

Net revenues	$722,973	$521,055

Cost of revenue	168,189	255,338

Gross profit	554,784	265,717

Operating expenses
Selling expenses	112,463	177,276
General and administrative expenses	112,488	204,238
Research & development expenses	320,177	297,525
Total operating expenses	545,128	679,038

Income (loss) from operations	9,656	(413,321)

Non-operating income (expense):
Interest expense	-	(146)
Interest income	93	240
Loss on sale of property	(981)	-
Other income	66,253	310,370
Other expense	(378)	(603)

Total non-operating income	64,987	309,859

Net Income (Loss)	74,643	(103,462)

Foreign currency translation gain (loss)	20	(15)

Comprehensive Income/(Loss)	$74,664	$(103,477)

Basic and diluted weighted average shares outstanding	666,241	29,749,320

Basic and diluted net income (loss) per share	$0.112	$(0.003)

Net Revenue

Total net sales for the six month periods ended March 31, 2010 were  $722,973 compared to  $521,055 for the six month periods ended March 31, 2009, representing an increase of $201,918 or 39%. The increase was due to an increase of $17,056 in sales of our Credit Guarantee software, and an increase of $184,862 in sales of our Housing Accumulation Fund software.

The increase in sales of our Credit Guarantee software (which increased by $17,056, or 15%, from $116,167 in the six month periods ended March 31, 2009) was due primarily to the new credit guarantee management software which our research and development department  completed in 2009.

The increase in sales of our Housing Accumulation Fund software (which increased by $184,862 or 47%, from $394,414 in the six month periods ended March 31, 2009) was due to the new housing accumulation fund software which our research and development department  completed in 2009.

Cost of sales

Cost of sales for the six month periods ended March 31, 2010 were  $168,189 representing a decrease of 34% from  $255,338 for the six month periods ended March 31, 2009, primarily due to the decrease in cost of sales of our Housing Accumulation Fund software.

The cost of sales of our Housing Accumulation Fund software decreased by $88,670, or 35%, to  $161,457 for the six month periods ended March 31, 2010 from  $250,127 for the six month periods ended March 31, 2009. The decrease was primarily due to the decrease in sales of hardware.

Gross Profit

Gross profit for the six month periods ended March 31, 2010 was $554,784, compared to $265,717 for the six month periods ended March 31, 2009, representing an increase of $289,067or approximately 109%. The increase was primarily due to the increase in sales of our Credit Guarantee software and our Housing Accumulation Fund software described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $545,128 for the six month periods ended March 31, 2010, or approximately 75% of net sales, compared to $679,038 or approximately 130% of net sales, for the six month periods ended March 31, 2009.

The changes in selling, general and administrative expenses are attributable to a $91,750 decrease in general and administrative expenses, a $64,813 decrease in selling expense and to a $22,652 increase in research and development expense.

General and administrative expenses decreased by $91,750, or 45% to $112,488 for the six month periods ended March 31, 2010 from  $204,238 for the six month periods ended March 31, 2009.

The decrease was primarily due to the reduction in Allowance for the six month periods ended March 31, 2010.

As of March 31, 2010, allowance for accounts receivable was $227,105, allowance for other receivables was $306,261, and allowance for inventory was $324,198.

Selling expenses decreased by $64,813, or 37% to $112,463 for the six month periods ended March 31, 2010 from  $177,276 for the six month periods ended March 31, 2009 because of a decrease for Publicity and Promotion expense.

Research and development expenses increased by $22,652, or 8% to $320,177 for the six month periods ended March 31, 2010 from  $297,525 for the six month periods ended March 31, 2009 because of an increase for traveling expense.

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

The Company had a net operating loss (“NOL”) carry forwards of  $1,413,628and $1,516,378 for the periods ended December 30, 2009 and 2008, respectively.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization. Under applicable tax regulations, although the Company had net income of $74,643 in the six month periods ended March 31, 2010, due to net loss carry forwards from previous year, our taxable income for the six month periods ended March 31, 2010 and 2009 were negative, so no income tax was incurred for those periods.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents decreased from $63,364 as of September 30, 2009 to $41,381 as of March 31, 2010. Since there was a modest amount of cash provided by our operations, the decrease in cash was due primarily to our use of $10,155 to  acquire property & equipment of $10,155 and a loan of $15,394 to one of our officers.

Cash Provided in Operating Activities

Net cash provided in operating activities during the six month periods ended March 31, 2010 and 2009 were $3,514 and $34,677, respectively. Net cash used in investing activities during the six month periods ended March 31, 2010 was $10,097 and net cash used in investing activities during the six month periods ended March 31, 2009 was $7,738. Net cash used in investing activities during the six month periods ended March 31, 2010 was due to we purchased some property and equipment. Net cash used in financing activities during the six month periods ended March 31, 2010 was $15,394 and net cash used in financing activities during the six month periods ended March 31, 2009 was $0. Net cash used in financing activities during the six month periods ended March 31, 2010 was due to pay back loans to offers.

Accounts Receivable

The increase in accounts receivable from $100,399 as of September 30, 2009 to $185,185 as of March 31, 2010 is primarily attributable to the decrease in Allowance for Accounts receivable..

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $227,105 as of March 31, 2010 and $287,043 at December 31, 2009.

Inventory

For the six month periods ended March 31, 2010, inventory increased from $14,135 to $15,298. The Company maintains reserves for potential inventory losses. Reserves are recorded primarily on a specific identification basis. Allowance for inventory amounted to $324,198 as of March 31, 2010.

Other Receivable

Other receivables increase $39,989 from $54,520 as of September 30, 2009 to $94,490 as of March 31,2010. This increase is primarily attributable to the increase in loans receivable from employee. The Company maintains reserves for other receivable. Reserves are recorded primarily on a specific identification basis. Allowance for other receivable amounted to $306,261 as of March 31, 2010.

Unearned revenue

The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or when services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of March 31, 2010, unearned revenue is $442,110, and it includes $363,953 of customer deposits and $78,157 of unearned software service revenue. Software service revenue was approximately $98,134 and $47,738 during the six month periods ended March 31, 2010 and 2009, respectively. Unearned revenue as of March 31, 2010 and 2009 was $442,110 and $456,423, respectively.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ended March 31, 2010

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Reserved

None

Item 5.     Other Information

None

Item 6.        Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

HXT HOLDINGS, INC.

Date: May 17, 2010	By: /s/Yuanqing Li
Yuanqing Li, Chief Executive Officer