Form 10-Q
period 2010-06-30
HXT HOLDINGS, INC.
filed 2010-08-16
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2010

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

As of August 13, 2010, we had 666,241 shares of common stock, par value $.001 per share issued and outstanding.

PART I. FINANCIAL INFORMATION

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2010	September 30, 2009
CURRENT ASSETS:
Cash & cash equivalents	$1,653	$63,364
Accounts receivable, net	152,597	100,399
Inventory	13,586	14,135
Other receivable	130,145	54,520
Advanced to suppliers	1.773	-
Total current assets	299,755	232,417

PROPERTY AND EQUIPMENT, NET	125,709	165,922

TOTAL ASSETS	$425,463	$398,339

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$171,550	$95,585
Payroll payable	39,567	52,376
Unearned revenue	457,568	456,423
Related party payable	-	15,398
Total current liabilities	668,686	619,781

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; Authorized shares 1,000,000,
none issued and outstanding	-	-
Common stock, $0.001 par value; Authorized shares 60,000,000,
29,910,000 shares issued and 666,241 outstanding as of March 31, 2010
and September 30, 2009	29,910	29,910
Additional paid in capital	1,199,334	1,199,334
Treasury stock	(29,244)	(29,244)
Statutory reserve	57,103	57,103
Accumulated other comprehensive income	319,759	320,801
Accumulated deficit	(1,820,085)	(1,799,347)
Total stockholders' deficit	(243,223)	(221,443)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$425,463	$398,339

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three month	For the three month	For the nine month	For the nine month
	period ended June 30	period ended June 30	period ended June 30	period ended June 30
	2010	2009	2010	2009

Net revenues	$230,001	$204,658	$952,974	$725,716

Cost of revenue	55,851	10,632	224,040	266,032

Gross profit	174,150	194,027	728,933	459,684

Operating expenses
Selling expenses	58,490	51,661	170,953	228,951
General and administrative expenses	82,688	113,988	195,176	318,203
Research & development expenses	128,586	112,564	448,763	410,093
Total operating expenses	269,764	278,213	814,892	957,247

Loss from operations	(95,614)	(84,187)	(85,958)	(497,563)

Non-operating income (expense):
Interest expense	-	-	-	(147)
Interest income	24	36	117	276
Value added tax refund	-	6,425	-	6,421
Loss on sale of property	-	-	(978)	-
Other income	424	-	66,677	310,454
Other expense	(218)	(88)	(596)	(691)

Total non-operating income	230	6,373	65,220	316,313

Net loss	(95,384)	(77,813)	(20,738)	(181,251)

Foreign currency translation gain (loss)	(1,062)	44	(1,042)	29

Comprehensive loss	$(96,446)	$(77,769)	$(21,780)	$(181,222)

Basic and diluted weighted average shares outstanding	666,241	666,241	666,241	20,054,960

Basic and diluted net loss per share	$(0.143)	$(0.117)	$(0.031)	$(0.009)

Basic and diluted weighted average shares outsanding are the same as there is no anti-dilutive effect.

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine month	For the nine month
	period ended June 30	period ended June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,738)	$(181,251)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	49,021	52,513
Loss on sale of property	978
Bad debt expense	-	71,151
(Increase) / decrease in assets:
Accounts receivable	(51,450)	(25,298)
Inventory	602	(100,592)
Other receivable	(74,910)	(35,261)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	75,082	(78,143)
Unearned revenue	(717)	418,289
Payroll payable	(12,938)	(3,193)
Net cash provided by (used in) operating activities	(36,831)	118,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	58	-
Acquisition of property & equipment	(9,432)	(13,283)
Net cash used in investing activities	(9,374)	(13,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan-officers	(15,360)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(145)	(12)

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS	(61,711)	104,919
		-
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	63,364	6,827

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,653	$111,746

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$147

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $266,770 and $287,043 as of June 30, 2010 and September 30, 2009, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for period ended June 30, 2010.

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

As of June 30, 2010, unearned revenue is $457,568, and it includes $402,192 of customer deposit and $55,376 of unearned software service revenue. As of September 30, 2009, unearned revenue is $456,423, and it includes $391,377 of customer deposit and $65,046 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $448,763 and $410,093 for the nine months period ended June 30, 2010 and 2009, respectively.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’)(ASC 718), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of ASC 718 (previously SFAS 123R) and the valuation of share-based payments for public companies. The Company has adopted ASC 718 (preciously SFAS 123R) and related FASB Staff Positions (“FSPs”) as of January 01, 2006 and will recognize stock-based compensation expense using the modified prospective method.  The Company did not issue any stock based compensation during the period ended June 30, 2010.

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

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is the Chinese Yuan or Renminbi (“RMB”). Foreign currency translation gain (loss) amounted to $(1,042) and $29 for nine months period ended June 30, 2010 and 2009, respectively.  Accumulated other comprehensive income amounted to $319,959 and $320,801 on June 30, 2010 and September 30, 2009, respectively.

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

3. INVENTORIES

Inventories as of June 30, 2010 and September 30, 2009 consisted of the following:

	June 30,2010	September 30,2009
Raw and packing materials	$52,928	$53,317
Finished goods	1,616	1,609
Work in process	284,566	283,407
Total	339,110	338,333
Less: Allowance for inventories	(325,524)	(324,198)
Net Inventories	$13,586	$14,135

The allowance for inventories is made when the aging of inventory is over 1 year. The allowances for inventories were $325,524  and 324,198 on June 30, 2010 and September 30, 2009, respectively.

4.    PROPERTY AND EQUIPMENT

Net property and equipment as of June 30, 2010 and September 30, 2009 were as follows:
	June 30, 2010	September 30, 2009
Building & improvement	$41,782	$41,612
Machinery& equipment	224,315	227,050
Vehicles	87,560	87,203
Furniture and fixture	22,774	22,381
Software	325,164	321,238
Total	701,595	699,484
Less: Accumulated depreciation	(575,886)	(533,562)
Net Property & Equipment	$125,709	$165,922

Depreciation expenses for the nine months period ended June 30, 2010 and 2009 were $49,021 and $52,513 respectively.

5. OTHER RECEIVABLE

Other receivable as of June 30, 2010 and September 30, 2009 consisted of the following:

	June 30, 2010	September 30, 2009
Advances to other companies	$11,895	$15,489
Advances to employees	76,163	31,279
Value added tax receivable	42,088	7,752
Total	$130,145	$54,520

Advances to other companies amounted to $11,895 as of June 30, 2010. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $76,163.  These advances are unsecured, interest free, and due on demand.

6.     ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company had accounts payable and accrued expenses amounting to $170,550 and $95,585 as of June 30, 2010 and September 30, 2009, respectively. Accounts payable includes payable to vendors, and accrued expenses include accrued professional expenses.

7. RELATED PARTY TRANSACTIONS

Due to related party

The amounts due to officer as of June 30, 2010 and September 30, 2009 were $0 and $15,398 respectively. The loan was unsecured, interest free and due on demand.

8. OTHER INCOME

Other income amounted to $66,677 and $310,454 for the nine month periods ended June 30, 2010 and 2009, respectively.  Other income mainly consisted of recovery of bad debt for the nine month periods ended June 30, 2010.

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

The provision for taxes on earnings for the nine month periods ended June 30, 2010 and 2009 consisted of:

	For the nine month periods ended June 30
	2 0 10	2 0 0 9

TaxTax at statutory rate	34%	34%
Foreign tax rate difference	<16%>	<19%>
Net operating loss in other tax jurisdiction for where no benefit is realized	<18>	<15%>
Effective tax rate	0%	0%

Deferred tax assets:

	March 31, 2010	March 31, 2009
Net operating income/(loss)	$(1,509,012)	$(1,523,378)
Total deferred tax assets	694,154	582,450
Less valuation allowance	(694,154)	(582,450)
	$--	$--

The Company had net operating loss (“NOL”) carry forwards of approximately $1,509,012 and $1,523,178 for the periods ended June 30, 2010 and 2009, respectively.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

10. EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees' salaries.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries. The total expense amounted to $32,166 and $17,362 for the nine month periods ended June 30, 2010 and 2009, respectively.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve was $0 for the periods ended June 30, 2010 and 2009, respectively.

12.     SHAREHOLDERS’ EQUITY

The Company has authorized (a) Sixty Million (60,000,000) shares of common stock, par value .001 per share and (b) One Million (1,000,000) shares of Preferred Stock, par value .001 per share.
As of June 30, 2010, 29,910,000 common shares were issued and 666,241 shares were outstanding, and no preferred stock was issued and outstanding.

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

The rent expenses are $49,612 and $41,982, for the nine month periods ended June 30, 2010 and 2009, respectively.

Future lease commitments for the periods afterJune, 2010 are as follows:

2010	30,276
2011	60,552
2012	45,414
Total	$136,242

 14.  SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the ASC 230 (previously the Financial Accounting Standard No. 95).

The interest expenses paid were $0 and $146 for the nine month periods ended June 30, 2010 and 2009, respectively.

 The Company did not pay income tax for the nine month periods ended June 30, 2010 and 2009, respectively.

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

No major customers accounted for 10% of the revenue for the nine month periods ended June 30, 2010.

One major customer accounted for 28% of the revenue for the nine month period ended June 30, 2009. The Company has receivables of $49,810 due from this customer on June 30, 2009.

One major vendor provided 70% of the Company’s purchases for the nine month periods ended June 30, 2010.  The Company has payables of $48,602 to the vendor on June 30, 2010, respectively.

Three major vendors provided 28%, 26% and 23% of the Company’s purchases for the nine month period ended June 30, 2009.  The Company has payables of $12,528 to these vendors on June 30, 2009.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the nine month period ended June 30, 2010 and 2009.

You should read this section together with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains predictive statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these predictive statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009.

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

Results of Operations

        HXT HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine month period ended June 30, 2010 and 2009

	June 30, 2010	June 30, 2009
Sales revenues	952.974	725,716

Cost of sales	224,040	266,032

Gross profit	728,933	459,684

Operating expenses
- Selling expenses	170,953	228,951
- Administrative expenses	195,176	318,203
- Research & Development expenses	448,763	410,093

Total operating expenses	814,892	957,247

Operating income/(loss)	(85,958)	(497,563)

Non-operating income/(expense)
- Interest expenses	-	(147)
- Interest income	117	276
- Gain (loss) on sale of property	(978)
- Other income	66,677	316,875
- Other expense	(596)	(691)

Total other income/(expense)	65,220	316,313

Net income/(loss) before income tax	(20,738)	(181,251)

Net income/(loss)	(20,738)	(181,251)

Foreign currency translation gain	(1,042)	29

Comprehensive income	(21,780)	(181,222)

Basic and diluted weighted average shares outstanding	666,241	20,054,960

Basic net income(loss) per share	(0.031)	(0.009)

Net Revenue

Total net sales for the nine month period ended June 30, 2010 were  $952,974 compared to $725,716 for the nine month period ended June 30, 2009, representing an increase of $227,258 or 31%. The increase was due to an increase of $293,560 in sales of our Housing Accumulation Fund software, which offset a decrease of $66,303 in sales of our Credit Guarantee software,.

The increase in sales of our Housing Accumulation Fund software (which increased by $293,560 or 63%, from $468,238 in the nine month period ended June 30, 2009) was due to the new housing accumulation fund software which our research and development department developed since 2008 and completed in 2009.

Cost of sales

Cost of sales for the nine month period ended June 30, 2010 was  $220,040, representing a decrease of 16% from  $266,032 for the nine month period ended June 30, 2009, primarily due to the decrease in cost of sales of our Housing Accumulation Fund software.

The cost of sales of our Housing Accumulation Fund software decreased by $35,119, or 14%, to  $215,291 for the nine month period ended June 30, 2010 from  $250,410 for the nine month period ended June 30, 2009. The decrease was primarily due to the fact that in prior periods low margin hardware was often bundled with the sale of our higher margin software.

Gross Profit

Gross profit for the nine month period ended June 30, 2010 was  $728,933, compared to $459,684 for the nine month period ended June 30, 2009, representing an increase of $269,250 or approximately 59%. The increase was primarily due to the increase in sales of our Housing Accumulation Fund software described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were  $814,892 for the nine month period ended June 30, 2010, or approximately 86% of net sales, compared to  $957,247 or approximately 132% of net sales for the nine month period ended June 30, 2009.

The changes in selling, general and administrative expenses are attributable to a $123,028 decrease in general and administrative expenses and a $57,997 decrease in selling expense, which offset a $38,669 increase in research and development expense.

General and administrative expenses decreased by $123,028, or 39%, to $195,176 for nine month period ended June 30, 2010 from  $318,203 for the nine month period ended June 30, 2009.

The decrease was primarily due to the reduction in the allowance for doubtful accounts and a decrease of $50,906 in traveling expense for the nine month period ended June 30, 2010.

As of June 30, 2010, allowance for accounts receivable was $266,770, allowance for other receivables was $307,153, and allowance for inventory was $325,524.

Selling expenses decreased by $57,997, or 25%, to $170,953 for the nine month period ended June 30, 2010 from  $228,951 for the nine month period ended June 30, 2009 because of a decrease in publicity and promotion expense.

Research and development expenses increased by $38,669 or 9% to $448,763 for the nine month period ended June 30, 2010 from  $410,093 for the nine month period ended June 30, 2009 because of an increase for traveling expense.

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

The Company had net operating loss (“NOL”) carry forwards of  $1,509,012 and $1,523,178 as of June 30, 2010 and 2009, respectively.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization. Our taxable income for the nine months periods ended June 30, 2010 and June 30, 2009 were negative, so no income taxes were incurred for these periods.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents decreased from $63,364 as of September 30, 2009 to $1,653 as of June 30, 2010. This decrease was due to use of cash in acquisition of property & equipment of $9,374, and in operating activities of $36,831 and repayment of a loan from officers of $15,360.

Cash Used in Operating Activities

Net cash used in operating activities during the nine month period ended June 30, 2010 was $36,831.  Net cash provided in operating activities during the nine month period ended June 30, 2009 was $118,214.  The decrease was primarily due to the increase in accounts receivable of $51,450 and other receivable of $74,910.

Net cash used in investing activities during the nine month period ended June 30, 2010 was $9,374 and net cash used in investing activities during the nine month period ended June 30, 2009 was $13,283. Net cash used in investing activities during the nine month period ended June 30, 2010 was due to the purchase of property and equipment.

Net cash used in financing activities during the nine month period ended June 30, 2010 was $15,360 and net cash used in financing activities during the nine month period ended June 30, 2009 was $0. Net cash used in financing activities during the nine month period ended June 30, 2010 was due to repayment of loans from officers.

Accounts Receivable

The increase in accounts receivable from $100,399 as of September 30, 2009 to $152,597 as of June 30, 2010 is primarily attributable to the decrease in allowance for accounts receivable..

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $266,770 as of June 30, 2010.

Inventory

For the nine month period ended June 30, 2010, inventory decreased from $14,135 to $13,586, compared to the inventory at September 30, 2009.  The Company maintains reserves for potential inventory losses. Reserves are recorded primarily on a specific identification basis. Allowance for inventory amounted to $325,524 as of June 30, 2010.

Other Receivables

Other receivables increased $75,625 from $54,520 as of September 30, 2009 to $130,145 as of June 30, 2010.  This increase is primarily attributable to the increase in loans receivable from employees.

The Company maintains reserves for other receivable. Reserves are recorded primarily on a specific identification basis. Allowance for other receivables amounted to $307,153 as of June 30, 2010.

Accounts Payable

Accounts payable and accrued expenses increased from $95,585 as of September 30, 2009 to $171,550 as of June 30, 2010, primarily as a result of increase in our accounts payable.

Payroll Payable

Payroll payable decreased from $52,376 as of September 30, 2009 to $39,567 as of June 30, 2010.

Unearned revenue

The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or when services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of June 30, 2010, unearned revenue is $457,568, and it includes $402,192 of customer deposits and $55,376 of unearned software service revenue. Software service revenue was  $136,528 and $72,925 during the nine month periods ended June 30, 2010 and 2009, respectively. Unearned revenue as of June 30, 2010 and 2009 was $457,568 and $456,423, respectively.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ended June 30, 2010

Item 3.        Defaults Upon Senior Securities

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

HXT HOLDINGS, INC.

Date: August 16, 2010	By: /s/Yuanqing Li
Yuanqing Li, Chief Executive Officer