Form 10-K
period 2010-09-30
HXT HOLDINGS, INC.
filed 2011-01-13
CIK 1315756

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended: September 30, 2010
                 or

|   |             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______________ to _____________

Commission File No. 0-54205

HXT HOLDINGS, INC.
(Name of Registrant in its Charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

NO. 5 FLOOR 6, BLOCK A, SKYWORTH BLDG.HI-TECH INDUSTRIAL PARK, NANSHAN DISTRICT SHENZHEN P.R. CHINA 518057
(Address of Principal Executive Offices)

Issuer's Telephone Number: 406-282-3188

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___ No _____

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _ Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of March 31, 2010, the last business day of the Registrant’s most recently completed second quarter, was $0, as there was no market for the common stock on that date.

As of January 13, 2011, the number of shares outstanding of the Registrant’s common stock was 666,241 shares, $.001 par value.

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

HTF currently markets its products and services exclusively within the PRC. Our software application products are highly specialized and designed for use in targeted industries as well as developed to meet the specified needs of our customers. Once we have developed a product line, we may seek to market it to other customers in the same or similar industries. Currently we sell three types of applications software, each of which we developed: Housing Accumulation Fund software, credit guarantee software, and family planning software.

Our core product is Housing Accumulation Fund software, which accounted for 40% of our revenues in the year ended September 30, 2010. HTF entered this market in 1996 and has more than 150 customers in over 25 provinces throughout China. Our Housing Accumulation Fund software provides information management and sharing capabilities to a variety of groups of participants in China's Housing Accumulation Fund program, a social welfare program funded by contributions from workers and their employers which provides employees with savings accounts intended to enable them to purchase housing. The program was instituted in 1991 by the PRC Ministry of Construction and is administered by regional Housing Accumulation Fund Centers, which in turn are under the supervision of local governments, the Ministry of Construction and the Ministry of Finance.

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

HTF's principal offices are located at No.5 floor 6, block A, Skyworth BLDG. Hi-tech Industrial Park, Nanshan District, Shenzhen, P.R.China, 518057

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

HTF's software provides a means of collecting and organizing data from SMEs and performs risk management functions, such as financial analysis, credit evaluation and risk estimation. The software is marketed for use both by participants in the government-sponsored system and by private, commercial credit guarantors. As of  September 30, 2010, HTF's credit guarantee software is sold to 72 credit guarantee organizations in Shanxi, Jiangshu, Ningxia, Guangdong, Neimeng, Shandong and other provinces.

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

Family Planning Software

Family planning software is our newest product. HTF began developing this product in 2003 for use by government family planning management departments, public education organizations and nonprofit family planning associations, and recently completed its first sales of the software. However, in 2010 and 2009, we did not generate any revenue from this product.

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

Software products include system software and applications software. System software markets are mostly dominated by foreign software manufacturers, while most Chinese software companies, including HTF, are dedicated to the applications software market. Applications software products can be divided into three categories: industry-specialized software, general enterprise software, and generally-used software. Industry-specialized software is designed for use in a particular industry such as telecommunications, finance or taxation. General enterprise software is designed to perform a specific, particular function (such as accounting) but can be used in a number of different industries. Generally-used software is designed to perform a basic computing function (such as internet web browsing, word processing or anti-virus protection) and is widely used by government, private enterprise and individuals for business, personal and recreational purposes. All of our products—Housing Accumulation Fund software, credit guarantee software, and family planning software—are industry-specialized software products.

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

Strategic Alliances

We currently have the strategic alliances described below:

We are a licensed "Microsoft(R) OEM System Builder", which allows us to make bundled sales of the Microsoft Windows and SQL Server software products together with our own products. As an authorized member of the "Microsoft(R) dealer coalition," we can also sell other Microsoft software products on a stand-alone basis. Our Housing Accumulation Fund software received a Windows(R) Server 2003 product certification, which grants us the right to use the "Windows(R) 2003" logo in conjunction with sales of our own products. We believe that this significantly increases the value of our products. During the year ended September 30, 2010 and September 30, 2009, there were no sales of our products bundled with Microsoft products.

On November 12, 2002, we signed a cooperative development agreement with the Shenzhen SME Credit Guarantee Center for the purpose of developing a credit guarantee information system for SMEs. Under the agreement, both parties jointly own the copyright of the cooperative product and share the post-tax profits from sales of the product such that 20% go to the Center and 80% to HTF until the expiration of the copyright. The term of the contract is from August 1, 2003 to December 31, 2052. During the year ended September 30, 2010 and the year ended September 30, 2009, sales relating to our cooperation with Shenzhen SME Credit Guarantee Center were both $0. Up to date, the contract still is in effective, however, there is no revenue generated from this contract in both 2010 and 2009.

Research and Development Activities

Most of our products were originally developed according to specifications supplied by a particular customer, who also typically provides funding for the projects. If we determine that certain products have long-term market promotion value, we may invest additional time and our own resources in order to improve and prepare them for the marketplace. During the year ended September 30, 2010, we invested an aggregate of $608,388 in research and development activities, 80% of which was used for the improvement of our Housing Accumulation Fund and property management software and 20% of which was used to develop our credit guarantee and 0% for our family-planning software.

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

Employees

As of September 30, 2010, we had 74 employees, all of whom were full-time employees.

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

ITEM 4.                      REMOVED AND RESERVED
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

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the years ended September 30, 2010 and 2009.

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

Results of Operations

Net Revenue

Total net sales for the year ended September 30, 2010 were $1,559,440 compared to $1,242,250 for the year ended September 30, 2009, representing an increase of $317,190 or 26%. The increase was due to an increase of $326,298 in sales of our Housing Accumulation Fund software, and a decrease of $9,109 in sales of our Credit Guarantee software.

The increase of sales of our Housing Accumulation Fund software (which increased by $326,298, or 34%, from $959,824 in the year ended September 30, 2009) was due to our increased efforts in marketing that product, as well as efforts to complete contract more rapidly.

For the years ended September 30, 2010 and 2009, we did not generate any revenue from our Systems Integration Services. This was due to the fact that we did not sign a new cooperation agreement with Lenovo after the expiration of our old cooperation agreement on March 31, 2008.  We do not expect to have significant revenue from systems integration services for the indefinite future.

Cost of sales

Cost of sales for the year ended September 30, 2010 were $397,215, representing a decrease of 9% from $434,940 for the year ended September 30, 2009, primarily due to the decrease of $20,084 in cost of sales of our Housing Accumulation Fund software and a decrease of $10,050 in cost of sales of our Credit Guarantee software.

The cost of sales of our Housing Accumulation Fund software decreased by $20,084, or 5%, to approximately $387,585 for the year ended September 30, 2010 from approximately $407,669 for the year ended September 30, 2009.

The cost of sales of our Credit Guarantee software decreased by $10,050, or 99%, to approximately $98 for the year ended September 30, 2010 from approximately $10,148 for the year ended September 30, 2009. The decrease was due to the fact that most of the completed contracts this year did not involve new costs in research and development, and no additional costs for external purchases were incurred.

Gross Profit

Gross profit for the year ended September 30, 2010 was $1,162,225, compared to $807,310 for the year ended September 30, 2009, representing an increase of $354,915 or approximately 44%. The increase was primarily due to the increase in sales of our Housing Accumulation Fund software and the decrease in cost of our Credit Guarantee software described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,095,746 for the year ended September 30, 2010, or approximately 70% of net sales, compared to $1,323,231 or approximately 107% of net sales, for the year ended September 30, 2009.

The changes in selling, general and administrative expenses are attributable to a $198,998 decrease in general and administrative expenses, a $54,728 decrease in selling expense and a $26,866 increase in research and development expense.

General and administrative expenses decreased by $198,998 or 50% to $199,404 for the year ended September 30, 2010 from $398,402 for the year ended September 30, 2009. The decrease occurred because in fiscal year 2009 we accrued a $68,000 bad debt reserve and a $53,262 inventory reserve, compared to a bad debt recovery of $42,652 and inventory reserve of $1,608 in fiscal year 2010.

Selling expenses decreased by $54,728, or 16%, to $287,954 for the year ended September 30, 2010 from approximately $342,682 for the year ended September 30, 2009 because of a decrease for Publicity and Promotion expense.

Research and development expenses increased by $26,866, or 5%, to $608,388 for the year ended September 30, 2010 from approximately $581,521 for the year ended September 30, 2009.

Income Taxes

Under applicable tax regulations, our taxable income for the year ended September 30, 2010 and 2009 are negative, so no income tax was incurred for those periods.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents increased from $63,364 as of September 30, 2009 to $154,201 as of September 30, 2010. This increase was due to cash provided by operating activities of $90,428, which was partially offset by cash used in acquisition of property & equipment of $10,620 and cash used in repayment to loan-officers of $13,260.

Cash Provided in Operating Activities

Net cash provided in operating activities during the year ended September 30, 2010 was $90,428, compared to $57,236 for the year ended September 30, 2009, representing an increase of $54,331 or approximately 95%. The increase was a result of an increase in customer deposit of $70,374 and a decrease in inventory of $7,780.

Net cash used in investing activities during the year ended September 30, 2010 was $10,620 and net cash used in investing activities during the year ended September 30, 2009 was $16,158. Net cash used in investing activities during the year ended September 30, 2010 was due to the purchase of property and equipment.

Net cash used in financing activities during the year ended September 30, 2010 was 13,260, representing partial repayment of a loan made in the prior fiscal year.

Accounts Receivable

The increase in accounts receivable from $100,399 as of September 30, 2009 to $210,984 as of September 30, 2010 is primarily attributable to a decrease of $74,314 in bad debt reserve that we accrued during the year ended September 30, 2010.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $212,729 as of September 30, 2010.

Inventory

For the year ended September 30, 2010, inventory decreased from $14,135 to $6,479.

Reserves are recorded primarily on a specific identification basis. Allowance for inventory amounted to $56,049 as of September 30, 2010.

Other Receivable

The increase in Other receivables from $54,520 as of September 30, 2009 to $96,149 as of September 30, 2010 is primarily attributable to an increase of $26,553 in Advances to employees and an increase of $25,887 in Value added tax receivable. These advances are unsecured, interest free, and due on demand.

 The Company maintains reserves for other receivable. Reserves are recorded primarily on a specific identification basis. Allowance for other receivable amounted to $287,989 as of September 30, 2010.

Accounts Payable

Accounts payable and accrued expenses decreased from $95,585 as of September 30, 2009 to $88,826 as of September 30, 2010.

Payroll Payable

Payroll payable decreased from $52,376 as of September 30, 2009 to $41,587 as of September 30, 2010, primarily as a result of a payment to our employees.

Unearned revenue

The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or when services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of September 30, 2010, unearned revenue is $537,619, and it includes $472,594 of customer deposits and $65,025 of unearned software service revenue. Software service revenue was approximately $168,683 and $93,730 during the year ended September 30, 2010 and 2009, respectively. Unearned revenue as of September 30, 2010 and 2009 was $537,619 and $456,423, respectively.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of September 30, 2010 and 2009	F2

Consolidated Statements of Income for the Years Ended September 30, 2010 and 2009	F3

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2010 and 2009	F4

Consolidated Statements of Cash Flows for the Years Ended September 30, 2010 and 2009	F5

Notes to Consolidated Financial Statement	F6-F24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
HXT HOLDINGS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of the HXT Holdings, Inc. and Subsidiaries as of September 30, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years ended September 30, 2010 and 2009, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HXT Holdings, Inc. and Subsidiaries as of September 30, 2010 and 2009 and the results of its operations and its cash flows for years ended September 30, 2010 and 2009, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant negative working capital, accumulated deficit and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
January 10, 2010

F1

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,2010	September 30,2009
CURRENT ASSETS:
Cash & cash equivalents	$154,201	$63,364
Accounts receivable, net	210,984	100,399
Inventory	6,479	14,135
Other receivable	96,149	54,520
Total current assets	467,814	232,417

PROPERTY AND EQUIPMENT, NET	94,266	119,619

INTANGIBLE ASSETS, NET	9,871	46,303

TOTAL ASSETS	$571,951	$398,339

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$88,826	$95,585
Payroll payable	41,587	52,376
Unearned revenue	537,619	456,423
Related party payable	2,172	15,398
Total current liabilities	670,204	619,781

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; Authorized shares 1,000,000,
none issued and outstanding	-	-
Common stock, $0.001 par value; Authorized shares 60,000,000,
29,910,000 shares issued and 666,241 outstanding as of September 30, 2010 and 2009
	29,910	29,910
Additional paid in capital	1,199,334	1,199,334
Treasury stock	(29,244)	(29,244)
Statutory reserve	75,864	57,103
Accumulated other comprehensive income	318,917	320,801
Accumulated deficit	(1,693,035)	(1,799,347)
Total stockholders' deficit	(98,253)	(221,443)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$571,951	$398,339

The accompanying notes are an integral part of the consolidated financial statements.

F2

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended September 30
	2010	2009

Net revenues	$1,559,440	$1,242,250

Cost of revenue	397,215	434,940

Gross profit	1,162,225	807,310

Operating expenses
Selling expenses	287,954	342,681
General and administrative expenses	199,404	399,029
Research & development expenses	608,388	581,521
Total operating expenses	1,095,746	1,323,231

Income (loss) from operations	66,480	(515,921)

Non-operating income (expense):
Interest expense	-	(1,356)
Interest income	168	1,542
Technology subsidy		43,965
Value added tax refund	6,876	9,171
Loss on sale of property	(10,569)	-
Other income and Bad debt recovery	62,823	248,579
Other expense	(704)	(1,045)

Total non-operating income	58,594	300,856

Net Income (Loss)	125,073	(215,065)

Foreign currency translation gain (loss)	(1,884)	(237)

Comprehensive Income/(Loss)	$123,189	$(215,302)

Basic and diluted weighted average shares outstanding	666,241	15,167,941

Basic and diluted net income (loss) per share	$0.188	$(0.014)

Basic and diluted weighted average shares outsanding are the same.
The accompanying notes are an integral part of the consolidated financial statements.

F3

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

						Accumulative
						Other			Total
	Common Stock		Paid in	Treasury Stock		Comprehensive	Statutory	Accumulated	Stockholders'
	Numbers	Amount	Capital	Numbers	Amount	Income	Reserve	Deficit	Deficit
Balance September 30, 2008	29,910,000	$29,910	$1,170,090	-	$-	$321,038	$57,103	$(1,584,281)	$(6,140)
Treasury Stock	-	-	29,244	(29,243,759)	(29,244)	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	(237)	-	-	(237)
Net loss for the year ended September 30, 2009	-	-	-	-	-	-	-	(215,066)	(215,066)
Balance September 30, 2009	29,910,000	29,910	1,199,334	(29,243,759)	(29,244)	320,801	57,103	(1,799,347)	(221,443)
Cumulative translation adjustment	-	-	-	-	-	(1,884)	-	-	(1,884)
Net income for the year ended September 30, 2010	-	-	-	-	-	-	18,761	106,312	125,073
Balance September 30, 2010	29,910,000	$29,910	$1,199,334	(29,243,759)	$(29,244)	$318,917	$75,864	$(1,693,034)	$(98,253)

The accompanying notes are an integral part of the consolidated financial statements.

F4

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended September 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$125,073	$(215,065)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	63,878	69,587
Loss on sale of property	(10,569)	-
Bad debt expense	-	73,281
(Increase) / decrease in assets:
Accounts receivable	(106,285)	(25,023)
Inventory	7,780	40,884
Other receivable	(39,675)	(2,051)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	(8,533)	(62,443)
Unearned revenue	70,374	182,649
Payroll payable	(11,614)	(4,584)
Net cash provided by operating activities	90,428	57,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	408	-
Acquisition of property & equipment	(11,027)	(16,158)
Net cash used in investing activities	(10,620)	(16,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/Repayment to loan-officers	13,260	(15,382)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	24,289	77

NET INCREASE IN CASH & CASH EQUIVALENTS	90,837	56,537
		-
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	63,364	6,827

CASH & CASH EQUIVALENTS, ENDING BALANCE	$154,201	$63,364

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$1,356

The accompanying notes are an integral part of the consolidated financial statements.

F5

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

F6

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

After the distribution, the Company is no longer a subsidiary of American Wenshen. The Company continues to be engaged indirectly in the specialized software industry in the People’s Republic of China through its indirectly wholly owned subsidiary, Shenzhen Hengtaifeng Technology Co., Ltd.

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

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2010, the Company had incurred cumulative losses of $1,693,035 including net losses from operations of $215,065 for the year ended September 30, 2009. Althought the Company had net income from operations of $125,073 for the year ended September 30, 2010, the Company still has a negative working capital of $202,390 for the year ended September 30, 2010.

F7

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

Management plans related to the Company’s ability to continue as a going concern are as follows: Management has taken steps in the year ending September 30, 2009 to increase revenue and control expenses, and has continued these efforts in the fiscal year ending September 30, 2010. In addition, if it is determined that the additional capital is needed, the Company will consider additional debt and equity financing where appropriate to meet such needs.

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

F8

Cash and cash equivalents

Cash and cash equivalent consist of cash on deposit in banks and cash on hand.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. Balances at financial institutions or state owned banks within the PRC are not insured.

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $212,729 and $287,043 as of September 30, 2010 and 2009, respectively.

Inventories

Inventories comprised of software compact disk, computer server and macro-storage equipment. Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

F9

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

Estimated Useful Life
Building	39 years
Vehicle	7 years
Machinery and equipment	5-7 years

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

F10

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for year ended September 30, 2010.

Revenue recognition and unearned revenue

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

F11

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

As of September 30, 2010, unearned revenue is $537,619, and it includes $472,594 of customer deposit and $65,025 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $608,388 and $581,521 for the years ended September 30, 2010 and 2009, respectively. These expenses incurred internally and are all related to expenses incurred before technologiecal feasibility

F12

Stock-based compensation

The Company applies the accounting standard regarding accounting for stock compensation, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. The Company did not issue any stock based compensation during the years ended September 30, 2010 and September 30, 2009.

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

F13

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is the Chinese Yuan or Renminbi (“RMB”). Foreign currency translation gain (loss) amounted to $(1,884) and $(237) for the years ended September 30, 2010 and 2009, respectively.  Accumulated other comprehensive income amounted to $318,917 and $320,801 as of September 30, 2010 and 2009, respectively.

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

F14

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income/loss.

Recent pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU. However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

F15

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect the adoption of ASU 2010-20 to have a significant impact on its consolidated financial statements.

3. INVENTORIES

Inventories as of September 30, 2010 and 2009 consisted of the following:

	September 30, 2010	September 30, 2009
Raw and packing materials	$60,886	$53,317
Finished goods	1,642	1,609
Work in process	-	283,407
Total	62,528	338,333
Less: Allowance for inventories	(56,049)	(324,198)
Net Inventories	$6,479	$14,135

The allowance for inventories is made when the aging of inventory is over one year. The allowances for inventories were $56,049 and $324, 198 for the years ended September 30, 2010 and 2009, respectively.

F16

4.    PROPERTY AND EQUIPMENT

Net property and equipment as of September 30, 2010 and 2009 were as follows:

	September 30, 2010	September 30, 2009
Building & improvement	$42,463	$41,612
Machinery& equipment	128,441	227,050
Vehicles	88,987	87,203
Furniture and fixture	23,529	22,381
Total	283,420	378,246
Less: Accumulated depreciation	(189,153)	(258,627)
Net Property & Equipment	$94,266	$119,619

Depreciation expenses for the years ended September 30, 2010 and 2009 were $63,878 and $69,587, respectively.

5.  INTANGIBLE ASSETS
	September 30, 2010	September 30, 2009
Software	$330,462	$321,238
Less: Accumulated amortization	(320,591)	(274,935)
Software, net	$9,871	$46,303

Amortization expense was $39,231 and $42,465 for September 30, 2010 and 2009, respectively.

F17

6. OTHER RECEIVABLES

Other receivables as of September 30, 2010 and 2009 consisted of the following:

	September 30, 2010	September 30, 2009
Advances to other companies	$4,678	$15,489
Advances to employees	57,832	31,279
Value added tax receivable	33,639	7,752
Total	$96,149	$54,520

Advances to other companies amounted to $4,678 as of September 30, 2010 and $15,489 as of September 30, 2009. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $57,832 and $31,279 as of September 30, 2010 and September 30, 2009, respectively.  These advances are unsecured, interest free, and due on demand.

F18

Value added tax receivable is the 14% VAT tax refunded by the Company.  VAT receivable amounted to $33,639 and $7,752 as of September 30, 2010 and September 30, 2009, respectively.

7.     ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company had accounts payable and accrued expenses amounting to $88,826 and $95,585 as of September 30, 2010 and 2009, respectively. Accounts payable includes payable to vendors, and accrued expenses include accrued professional expenses.

8. RELATED PARTY TRANSACTIONS

Due to related party
The amount due to officer as of September 30, 2010 and 2009 were $2,172 and $15,398 respectively. The loan was unsecured, interest free and due on demand.

9. OTHER INCOME

Other income amounted to $62,823 and $248,579 for the years ended September 30, 2010 and 2009, respectively.  Other income mainly consisted of recovery of bad debt for the year ended September 30, 2010 and 2009.

10. TAX PAYABLE
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

F19

The provision for taxes on earnings for the years ended September 30, 2010 and 2009 consisted of:

	For the years ended September 30
	2 0 10	2 0 0 9

TaxU.S. Statutory rates	34%	34%
Foreign income not recognized in USA	<34%>	<34%>
Chinese income taxes	25%	25%
Changes in valuation allowance	<25%>	<25%>
Effective tax rate	0%	0%

 Deferred tax assets:

	September 30, 2010	September 30, 2009
Net operating loss carried forward	$(1,430,339)	(1,555,412)
Total deferred tax assets	473,697	598,770
Less valuation allowance	(473,697)	(598,770)
	$--	$--

The Company had a net operating loss (“NOL”) carry forwards of approximately $1,430,339 and $1,555,412 for the years ended September 30, 2010 and 2009, respectively.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

F20

11. EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees' salaries.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries. The total expense amounted to $39,922 and $26,404 for the years ended September, 2010 and 2009, respectively.

12.   STATUTORY RESERVE

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

F21

iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve were $18,761 and $0 for the years ended September 30, 2010 and 2009, respectively.

13.     SHAREHOLDERS’ EQUITY

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

14. EARNINGS/LOSSES PER SHARE

FASB requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations:

For the years ended September 30:	2010	2009

Net loss for basic and diluted earnings per share	$125,073	$(215,065)

Weighted average shares used in basic computation	666,241	15,167,941
Diluted effect of stock options and warrants	-	-
Weighted average shares used in diluted computation	666,241	15,167,941

Earnings per share:
Basic	$0.19	$(0.01)
Diluted	$0.19	$(0.01)

F22

15.    COMMITMENT

HTC has leased approximately 510 square meters of space used for its executive offices and operations in Shenzhen, China from Shenzhen Zhongze Shiji Co., Ltd. The lease is for a term of five year from October 1, 2007 to September 30, 2012. The monthly rent expense is $5,240 (excluding property management and area condition maintenance fees).

The rent expenses are $62,875 and $62,939, for the years ended September 30, 2010 and 2009, respectively.

Future lease commitments for the periods after September 30, 2010 are as follows:

2010	$15,719
2011	62,874
2012	47,156
Total	$125,750

16.  SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the ASC 230 (previously the Financial Accounting Standard No. 95).

The interest expenses paid was $0 for the years ended September 30, 2010 and 2009, respectively.

 The Company did not pay income tax for the years ended September 30, 2010 and 2009, respectively.

F23

17.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

18.  MAJOR CUSTOMERS AND VENDORS

Major customers and vendors represent those who accounted for 10% or over of the Company’s total net revenue or purchase, respectively.

No customer accounted for 10% of the revenue for the year ended September 30, 2010.  Two major customers accounted for 29% of the revenue for the years ended September 30, 2009.  The Company has receivables of $49,878 from these customers on September 30, 2009.

Three major vendors provided 83% of the Company’s purchases for the year ended September 30, 2010.  The Company has payables of $22,455 to these vendors on September 30, 2010.  Two major vendors provided 58% of the Company’s purchases for the years ended September 30, 2009.  The Company has payables of $36,497 to these vendors on September 30, 2009.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

F24

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of September 30, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

F25

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of:

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2010.

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

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our executive officers and directors as of September 30, 2010. All of our current executive officers and directors are residents of China and/or Hong Kong. As a result, it may be difficult for investors to affect service of process within the United States upon them or to enforce judgments obtained against them in United States courts.

All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

The following sets forth the name, age and position of each of our directors and officers:

Name	Age	Position
Mr. Yuan Qing Li	41	Chairman, Director and President
Ms. Ding Hong Shen	41	Chief Financial Officer, Director and Chief Accounting Officer
Mr. Qing Biao Yu	42	Secretary

Mr. Yuan Qing Li has been the Chairman, President and a director of HXT Holdings since January 2005. He was the Chairman, President and a director of China Software (now called American Wenshen Steel Company, Inc. (OTCBB: AWSH)) from August 19, 2005 to July 30, 2007. He has been the Executive Director of HXT since 2004 and the Chairman of HTF since 2003. He has been a director of HTF for more than five years and was the CEO of HTF from 2000 to 2004. Mr. Li has also served as a director of Jiangsu Qi Hang Digital Control Engine Bed Co., Ltd. and Jiangsu Zhenjiang Xinzhou Mechanics Factory, and as the Executive Director of Hengtaifeng International Holdings Co., Ltd. He graduated from Shenzhen University in 1989 and earned an Executive MBA degree from Zhongshan University in 2003.

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

Reasons for Appointment to Board

Mr. Li was Appointed to our Board of Directors because he is the founder of our business and can guide the Board in strategizing its future development. Ms. Shen was appointed to the Board in order to provide her expertise in the financial management of software manufacturers.

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

ITEM 11.                                EXECUTIVE COMPENSATION

The following is a summary of the compensation paid by us to the individuals who have served as our CEO and any executive officers who have received compensation in excess of $100,000 for the two years ended September 30, 2010 and 2009.

Name and Principal Position	Year	Salary (cash or non- cash) ($)	Bonus (cash or non- cash) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuan Qing Li	2010 2009 2008	17,747 17,747 17,747	— — —	— — —	— — —	— — —	— — —	— — —	17,747 17,747 17,747

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information relating to ownership of our common stock by (i) our CEO, (ii) each of our directors, (iii) all of our officers and directors as a group, and (iv) any person or group owning more than 5% of our common stock

	Number of	Percentage of
Name of Beneficial Holder	Shares	Class
Yuanqing Li, CEO and President	146,031	22%
All officers and directors as a group (3 persons)	146,031	22%
Qiuzhen Liang	111,896	17%
Huakang Zhou(1)	187,758	28%
Xiaojin Wang(1)	55,632	8%
(1) Huakang Zhou and Xiaojin Wang are husband and wife.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

None.

Director Independence

We do not believe that any of our directors meet the standard of independent director set forth in the NASDAQ rules.

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Company, Inc.billed $50,000 to the Company for professional services rendered for the audit of fiscal 2010 financial statements and review of the financial statements included in the 10-Q filings for fiscal 2010.  Kabani & Company, Inc. billed $50,000 to the Company for professional services rendered for the audit of fiscal 2009 financial statements and review of the financial statements included in the 10-Q filings.

Audit-Related Fees

Kabani & Company, Inc. billed $0 to the Company during fiscal 2010 for assurance and related services that are reasonably related to the performance of the fiscal 2010 audit or review of the quarterly financial statements. Kabani & Company, Inc. billed $0 to the Company during fiscal 2009 for assurance and related services that are reasonably related to the performance of the fiscal 2009 audit or review of the quarterly financial statements.

Tax Fees

Kabani & Company, Inc. billed $0 to the Company during fiscal 2010 and fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kabani & Company, Inc. billed $0 to the Company in fiscal 2010 and fiscal 2009 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by Kabani & Company, Inc.

ITEM 15.                                EXHIBITS
3-a	Certificate of Incorporation (1)
3-a(1)	Certificate of Amendment of Certificate of Incorportion dated August 16, 2006 (1)
3-b	Bylaws (1)
21	Subsidiaries:
Heng Xing Technology Group Development Limited, a. British Virgin Islands entity Shenzhen Hengtaifeng Technology Co., Ltd, a. P.R. China entity
31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(a) Certification
(1) Filed as an exhibit to the Company's Registration Statement on Form 8-A on November 19, 2010 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HXT HOLDINGS, INC.

Date: January 13, 2011	By: /s/Yuanqing Li
Yuanqing Li, Chief Executive Officer
/s/Ding Hong Shen
Ding Hong Shen, Chief Financial Officer