Form 10-Q
period 2010-12-31
HXT HOLDINGS, INC.
filed 2011-02-18
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2010

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

Issuer's Telephone Number: 406-282-3188

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes                       No  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes      No_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,"accelerated filer"and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer  ____      Non-accelerated filer  ___   Smaller reporting company _X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

As of February 15, 2011, we had 666,241 shares of common stock, par value $.001 per share issued and outstanding.

PART I. FINANCIAL INFORMATION

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31,2010	September 30,2010
CURRENT ASSETS:
Cash & cash equivalents	$370,997	$154,201
Accounts receivable, net	100,726	210,984
Inventory	6,549	6,479
Other receivable	122,595	96,149
Total current assets	600,867	467,814

PROPERTY AND EQUIPMENT, NET	89,829	94,266
INTANGIBLE ASSETS, NET	6,698	9,871
TOTAL ASSETS	$697,394	$571,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$82,153	$88,826
Payroll payable	74,239	41,587
Unearned revenue	620,622	537,619
Related party payable	605	2,172
Total current liabilities	777,620	670,204

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; Authorized shares 1,000,000,
none issued and outstanding	-	-
Common stock, $0.001 par value; Authorized shares 60,000,000,
29,910,000 shares issued and 666,241 outstanding	666	666
Additional paid in capital	1,199,334	1,199,334
Statutory reserve	75,864	75,864
Accumulated other comprehensive income	317,768	318,917
Accumulated deficit	(1,673,857)	(1,693,035)
Total stockholders' deficit	(80,226)	(98,253)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$697,394	$571,951

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods ended December 31
	2010	2009

Net revenues	$472,416	$320,497

Cost of revenue	133,472	43,249

Gross profit	338,944	277,249

Operating expenses
Selling expenses	69,393	51,232
General and administrative expenses	41,057	47,021
Research & development expenses	219,626	168,305
Total operating expenses	330,076	266,558

Income from operations	8,868	10,690

Non-operating income (expense):
Interest income	340	33
Loss on sale of property	-	(981)
Value added tax refund	9,441	-
Other income	1,053	60,014
Other expense	(526)	(248)

Total non-operating income	10,308	58,818

Net Income (Loss)	19,176	69,509

Foreign currency translation (loss) gain	(1,149)	14

Comprehensive Income	$18,027	$69,523

Basic and diluted weighted average shares outstanding	666,241	666,241

Basic and diluted net income per share	$0.029	$0.104

Basic and diluted weighted average shares outsanding are the same as there is no anti-dilutive effect.
The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three month periods ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,176	$69,509

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	8,926	16,398
Loss on sale of property	-	981
Provision for bad debts	(18,409)	-
(Increase) / decrease in assets:
Accounts receivable	130,532	(34,460)
Inventory	16	(29,254)
Other receivable	(24,948)	(52,599)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	(7,793)	26,285
Unearned revenue	75,181	99,931
Payroll payable	31,825	676
Net cash provided by operating activities	214,507	97,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	-	58
Acquisition of property & equipment	-	(6,381)
Net cash used in investing activities	-	(6,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan-officers	(1,582)	(1,577)
Net cash used in Financing activities	(1,582)	(1,577)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,872	18

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS	216,796	89,585
		-
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	154,201	63,364

CASH & CASH EQUIVALENTS, ENDING BALANCE	$370,997	$152,948

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-

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

HTC was founded in Hi-tech Technology Industrial Park in the city of Shenzhen, Guangdong Province of People’s Republic of China in July 1995. HTC is primarily engaged in developing and distributing software and hardware systems on housing fund, guarantee information management, and home plan management in the People’s Republic of China.

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2009, the Company had incurred cumulative losses of $1,799,347 including net losses from operations of $215,065 for the year ended September 30, 2009. However, the company had net income from operations of $125,073 for the year ended September 30, 2010, and net income of $10,308 for the three months ended December 31, 2010.

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $197,006 and $212,729 as of December 31, 2010 and September 30, 2010, respectively.

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

Long-lived assets

The Company applies ASC 360 "Accounting for the Impairment or Disposal of Long-Lived Assets" ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended December 31, 2010.

Revenue recognition

The Company's revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized at the date of shipment to customers or services has been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

As of December 31, 2010, unearned revenue is $620,622, and it includes $488,398 of customer deposit and $132,224 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $219,626 and $168,305 for the three months period ended December 31, 2010 and 2009, respectively.

Stock-based compensation

The Company applies the accounting standard regarding accounting for stock compensation, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. The Company did not issue any stock based compensation during the period ended December 31, 2010.

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

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is the Chinese Yuan or Renminbi (“RMB”). Foreign currency translation gain (loss) amounted to $(1,149) and $14 for three months period ended December 31, 2010 and 2009, respectively.  Accumulated other comprehensive income amounted to $317,768 and $318,917 on December 31, 2010 and September 30, 2010, respectively.

Earnings per share

Earnings per share is calculated in accordance with ASC 260. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of cash flows

In accordance with ASC 230 cash flows from the Company's operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the Statement of Cash Flows will not necessarily agree with changes in the corresponding balances on the Balance Sheet.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income/loss.

Recent pronouncements.

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

3. INVENTORIES

Inventories as of December 31, 2010 and September 30, 2010 consisted of the following:

	December 31, 2010	September 30, 2010
Raw and packing materials	$61,683	$60,886
Finished goods	1,664	1,642
Work in process	-	-
Total	63,347	62,528
Less: Allowance for inventories	(56,798)	(56,049)
Net Inventories	$6,549	$6,479

The allowance for inventories is made when the aging of inventory is over 1 year. The allowances for inventories were $56,798 and $56,049 on December 31, 2010 and September 30, 2010, respectively.

4.    PROPERTY AND EQUIPMENT

Net property and equipment as of December 31, 2010 and September 30, 2010 were as follows:
	December 31, 2010	September 30, 2010
Building & improvement	$43,030	$42,463
Machinery& equipment	130,157	128,441
Vehicles	90,175	88,987
Furniture and fixture	23,843	23,529
Total	287,206	283,420
Less: Accumulated depreciation	(197,377)	(189,153)
Net Property & Equipment	$89,829	$94,266

Depreciation expenses for the three months period ended December 31, 2010 and 2009 were $5,649 and $16,398, respectively.

5.  INTANGIBLE ASSETS
	December 31, 2010	September 30, 2010
Software	$334,877	$330,462
Less: Accumulated amortization	(328,179)	(320,591)
Software, net	$6,698	$9,871

Amortization expenses were $3,277 and $10,801 for the three months period ended December 31, 2010 and 2009, respectively.

       6. OTHER RECEIVABLES

Other receivables as of December 31, 2010 and September 30, 2010 consisted of the following:

	December 31, 2010	September 30, 2010
Advances to other companies	$11,057	$4,678
Advances to employees	65,588	57,832
Value added tax receivable	45,950	33,639
Total	$122,595	$96,149

Advances to other companies amounted to $11,057 as of December 31, 2010 and $4,678 as of September 30, 2010. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $65,588 and $57,832 as of December 31, 2010 and September 30, 2010, respectively.  These advances are unsecured, interest free, and due on demand.

Value added tax receivable is the 14% VAT tax refunded by the Company.  VAT receivable amounted to $45,950 and $33,639 as of December 31, 2010 and September 30, 2010, respectively.

7. RELATED PARTY TRANSACTIONS

                Due to related party

The amount due to officer as of December 31, 2010 and September 30, 2010 were $605 and $2,172 respectively. The loan was unsecured, interest free and due on demand.

8. OTHER INCOME

Other income amounted to $1,053 and $60,014 for the three months period ended December 31, 2010 and 2009, respectively.  Other income mainly consisted of recovery of bad debt for the three months period ended December 31, 2010 and 2009.

9. TAX PAYABLE

The Company utilizes ASC 740 "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provision for taxes on earnings for the three month periods ended December 31, 2010 and 2009 consisted of:

	For the three month periods ended December 31
	2 0 10	2 0 0 9

TaxU.S. Statutory rates	34%	34%
Foreign income not recognized in USA	34%	34%
Chinese income taxes	25%	25%
Changes in valuation allowance	25%	25%
Effective tax rate	0%	0%

    Deferred tax assets:

	December 31, 2010	December 31, 2009
Net operating loss	$(1,449,516)	(1,359,516)
Total deferred tax assets	468,903	576,022
Less valuation allowance	(468,903)	(576,022)
	$--	$--

The Company had net operating loss (“NOL”) carry forwards of approximately $1,449,516 and 1,359,516 for the periods ended December 30, 2010 and 2009, respectively.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

10. EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries. The total expense amounted to $12,396 and $8,822 for the three months period ended December 31, 2010 and 2009, respectively.

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

As of December 31, 2010, 29,910,000 common shares were issued and 666,241 shares were outstanding, and no preferred stock was issued and outstanding.

On April 7, 2009 the Company’s Board of Directors declared a three-for-one forward split of the outstanding shares.

13.    COMMITMENT

HTC has leased approximately 510 square meters of space used for its executive offices and operations in Shenzhen, China from Shenzhen Zhongze Shiji Co., Ltd. The lease is for a term of five year from October 1, 2007 to September 30, 2012. The monthly rent expense is $5,376 (excluding property management and area condition maintenance fees).

The rent expenses are $16,128 and $17,616 for the three months period ended December 31, 2010 and 2009, respectively.

Future lease commitments for the periods after September 30, 2010 are as follows:

2011	64,513
2012	48,385
Total	$112,898

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

One customer accounted for 25% of the revenue for the three months period ended December 31, 2010. The Company has receivables of $30,340 to this customer on December 31, 2010.

Three major customers accounted for 43% of the revenue for the three month periods ended December 31, 2009.  The Company has receivables of $33,417 to these customers on December 31, 2009.

Two major vendors provided 100% of the Company’s purchases for the three month periods ended December 30, 2010. One major vendor provided 91% of the Company’s purchases for the three month periods ended December 31, 2009.  The Company has payables of $55,807 to the vendor on December 31, 2009, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis discusses trends in the Company's financial condition and results of operations for the three month periods ended December 31, 2010 and 2009.

You should read this section together with our consolidated financial statements and related notes appearing elsewhere in this quarterly report. This discussion contains predictive statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these predictive statements as a result of many factors, including, but not limited to, those set forth under "Item 1A: Risk Factors" and elsewhere in the Company's Annual Report on the Form 10-K for the year ended September 30, 2010.

Results of Operations

Net Revenue

Total net sales for the three month period ended December 31, 2010 were $472,416 compared to $320,497 for the three month period ended December 31, 2009, representing an increase of $151,919 or 47%. The increase was due to an increase of $82,080 in sales of our Housing Accumulation Fund software, and an increase of $69,839 in sales of our Credit Guarantee software.

The increase of sales of our Housing Accumulation Fund software (which increased by $82,080, or 38%, from $217,627 for the three month period ended December 31, 2009) was due to the increase in completed contracts. The increase of sales of our Credit Guarantee software (which increased by $69,839, or 68%, from $102,871 for the three month period ended December 31, 2009) was due to the increase in completed contracts.

Cost of sales

Cost of sales for the three month period ended December 31, 2010 were $133,472, representing an increase of 209% from $43,249 for the three month period ended December 31, 2009, primarily due to the increase of $87,879 in cost of sales of our Housing Accumulation Fund software

The cost of sales of our Housing Accumulation Fund software increased by $87,879, or 232%, to approximately $125,699 for the three month period ended December 31, 2010 from approximately $37,819 for the three month period ended December 31, 2009. The increase was due to the fact that most of the completed contracts for the three month period ended December 31, 2009 did not involve new cost in research and development, and no additional cost for external purchases incurred.

Gross Profit

Gross profit for the three month period ended December 31, 2010 was $338,944, compared to $277,249 for the three month period ended December 31, 2009, representing an increase of $61,695 or approximately 22%. The increase was primarily due to the increase in sales of our software and the increase in cost of our Housing Accumulation Fund software described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $330,076 for the three month period ended December 31, 2010, or approximately 70% of net sales, compared to $266,558 or approximately 83% of net sales, for the three month period ended December 31, 2009.

The changes in selling, general and administrative expenses are attributable to a $5,964 decrease in general and administrative expenses, a $18,161 increase in selling expense and a $51,320 increase in research and development expense.

General and administrative expenses decreased by $5,965 or 13% to $41,056 for the three month period ended December 31, 2010 from $47,021 for the three month period ended December 31, 2009. The decrease occurred because of a $18,409 bad inventory reserve for the three month periods ended December 31, 2010.

Selling expenses increased by $18,161, or 35% to $69,393 for the three month period ended December 31, 2010 from approximately $51,232 for the three month period ended December 31, 2009 because of a $6,742 increase for publicity and promotion expense and a $4,842 increase for entertainment expense.

Research and development expenses increased by $51,320, or 30% to $219,626 for the three month periods ended December 31, 2010 from approximately $168,306 for the three month periods ended December 31, 2009 because of a $33,165 increase for salary and a $24,696 increase for traveling expense.

Income Taxes

Under applicable tax regulations, our taxable income for the three month periods ended December 31, 2010 and 2009 are negative, so no income tax was incurred for those periods.

We utilize ASC 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax liabilities or assets are recognized for the estimated future tax consequences of current differences between the tax base of an asset or liability and the financial reporting amount attributed to that asset or liability at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a 100% valuation allowance for its deferred tax assets, since there is no certainty that the Company will achieve sufficient taxable income to take advantage of the deferred tax assets.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents increased from $154,207 as of September 30, 2010 to $370,997 as of December 31, 2010. This increase was primarily due to cash provided by operating activities of $214,507.

Cash Provided by Operating Activities

Net cash provided by operating activities during the three month periods ended December 31, 2010 was $214,507, compared to $97,466 for the three month periods ended December 31, 2009, representing an increase of $117,040 or approximately 120%. The increase was a result of a decrease in accounts receivable of $112,123.

Net cash used in investing activities during the three month periods ended December 31, 2010 and 2009 were $0 and $6,323, respectively.

Net cash used in financing activities during the three month periods ended December 31, 2010 and 2009 were $1,582 and $1,577, respectively.

Accounts Receivable

The decrease in accounts receivable from $210,984 as of September 30, 2010 to $100,726 as of December 31, 2010 is primarily attributable to the payment from our customers.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $197,006 as of December 31, 2010.

Inventory

For the three month periods ended December 31, 2010, inventory increased from $6,479 to $6,549.

Reserves are recorded primarily on a specific identification basis. Allowance for inventory amounted to $56,798 as of December 31, 2010.

Other Receivable

The increase in Other receivables from $96,149 as of September 30, 2010 to $122,595 as of December 31, 2010 is primarily attributable to an increase of $7,756 in Advances to employees, an increase of $6,379 in Advances to other company and an increase of $12,311 in Value added tax receivable. These advances are unsecured, interest free, and due on demand.

 The Company maintains reserves for other receivable. Reserves are recorded primarily on a specific identification basis. Allowance for other receivable amounted to $291,837 as of December 31, 2010.

Accounts Payable

Accounts payable and accrued expenses decreased from $88,826 as of September 30, 2010 to $82,153 as of December 31, 2010.

Payroll Payable

Payroll payable increased from $41,587 as of September 30, 2010 to $74,239 as of December 31, 2010, primarily as a result of a expense for holiday to our employees.

Unearned revenue

The Company's revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized at the date of shipment to customers or when services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of December 31, 2010, unearned revenue is $620,622, and it includes $488,398 of customer deposits and $132,224 of unearned software service revenue. Software service revenue was approximately $78,218 and $67,013 during the three month periods ended December 31, 2010 and 2009, respectively. Unearned revenue as of December 31, 2010 and 2009 was $620,622 and $556,375, respectively..

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, disclosure controls and procedures means controls and other procedures that are designed to insure that information required to be disclosed by HXT Holdings Inc. in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to insure that information HXT Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that HXT Holdings system of disclosure controls and procedures was effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated hereunder.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during HXT Holdings' first fiscal quarter of 2011 that has materially affected or is reasonably likely to materially affect HXT Holdings internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.        Legal Proceedings

None

Item 1A.     Risk Factors

               There has been no material change from the risk factors included in Section 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ended December 31, 2010

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Reserved

Item 5.     Other Information

None

Item 6.        Exhibits

31.1	Rule 13a-14(a) Certification CEO
31.2	Rule 13a-14(a) Certification CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

HXT HOLDINGS, INC.

Date: February 18, 2011	By: /s/Yuanqing Li
Yuanqing Li, Chief Executive Officer