Form 10-Q
period 2011-05-13
HXT HOLDINGS, INC.
filed 2011-05-16
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2011

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

As of May 13, we had 666,241 shares of common stock, par value $.001 per share issued and outstanding.

PART I. FINANCIAL INFORMATION

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS
	March 31,2011	September 30,2010
CURRENT ASSETS:
Cash & cash equivalents	$172,375	$154,201
Accounts receivable, net	154,444	210,984
Inventory	6,561	6,479
Other receivable	155,305	96,149
Advances to suppliers	20,079	-
Deposits	-	-
Total current assets	508,764	467,814

PROPERTY AND EQUIPMENT, NET	84,796	94,266
INTANGIBLE ASSETS, NET	6,333	9,871

TOTAL ASSETS	$599,893	$571,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$76,377	$88,826
Payroll payable	118,035	41,587
Unearned revenue	596,315	537,619
Related party payable	-	2,172
Total current liabilities	790,727	670,204

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; Authorized shares 1,000,000,
none issued and outstanding	-	-
Common stock, $0.001 par value; Authorized shares 60,000,000,
29,910,000 shares issued and 666,241 outstanding as of March 31, 2010
29,910,000 shares issued and 666,241 outstanding as of September 30, 2010	29,910	29,910
Additional paid in capital	1,199,334	1,199,334
Treasury stock	(29,244)	(29,244)
Statutory reserve	75,864	75,864
Accumulated other comprehensive income	316,924	318,917
Accumulated deficit	(1,783,622)	(1,693,035)
Total stockholders' deficit	-190,834	-98,253
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$599,893	$571,951

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six month periods ended March 31		For the three month periods ended March 31
	2011	2010	2011	2010

Net revenues	$749,734	$722,973	$277,318	$402,476

Cost of revenue	139,987	168,189	6,515	124,940

Gross profit	609,747	554,784	270,803	277,536

Operating expenses
Selling expenses	239,951	112,463	170,558	61,231
General and administrative expenses	94,077	112,488	53,020	65,467
Research & development expenses	377,427	320,177	157,801	151,872
Total operating expenses	711,455	545,128	381,379	278,570

Income (loss) from operations	(101,708)	9,656	(110,577)	(1,034)

Non-operating income (expense):
Interest expense	-	-	-	-
Interest income	665	93	325	59
Gain (loss) on sale of property		(981)	-	-
Technology subsidy				-
Value added tax refund	9,999		557	-
Loss on sale of property	-			-
Other income	1,061	66,253	8	6,239
Other expense	(604)	(378)	(77)	(130)

Total non-operating income	11,121	64,987	813	6,168

Net Income (Loss)	-90,587	74,643	-109,763	5,134

Foreign currency translation gain (loss)	(1,993)	20	(844)	6

Comprehensive Income/(Loss)	$-92,581	$74,664	$-110,607	5,140

Basic and diluted weighted average shares outstanding	666,241	666,241	666,241	666,241

Basic and diluted net income (loss) per share	$(0.136)	$0.112	$(0.165)	0.008

Basic and diluted weighted average shares outsanding are the same as there is no anti-dilutive effect.
The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six month periods ended March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(90,587)	$74,643
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	14,691	33,563
Loss on sale of property	-	981
Bad debt expense	-	-
(Increase) / decrease in assets:
Accounts receivable	59,830	(84,763)
Inventory	26	(1,163)
Other receivable	(57,326)	(39,958)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	(13,878)	34,010
Unearned revenue	49,525	(14,310)
Payroll payable	75,459	511
Net cash provided by operating activities	17,738	3,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	-	58
Acquisition of property & equipment	-	(10,155)
Net cash used in investing activities	-	(10,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan-officers	(2,200)	(15,394)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,636	(6)

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS	18,174	-21,982
		-
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	154,201	63,364

CASH & CASH EQUIVALENTS, ENDING BALANCE	$172,375	$41,381

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-

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

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2009, the Company had incurred cumulative losses of $1,799,347 including net losses from operations of $215,065 for the year ended September 30, 2009. However, the company had net income from operations of $125,073 for the year ended September 30, 2010.

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $218,590 and $212,729 as of March 31, 2011 and September 30, 2010, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended March 31, 2011.

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

As of March 31, 2011, unearned revenue is $596,315, and it includes $439,175 of customer deposit and $157,140 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $377,427 and $320,177 for the six months period ended March 31, 2011 and 2010, respectively.

Stock-based compensation

The Company applies the accounting standard regarding accounting for stock compensation, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. The Company did not issue any stock based compensation during the period ended March 31, 2011.

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

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is the Chinese Yuan or Renminbi (“RMB”). Foreign currency translation gain (loss) amounted to $(1,993) and $20 for six months period ended March 31, 2011 and 2010, respectively.  Accumulated other comprehensive income amounted to $316,924 and $318,917 on March 31, 2011 and September 30, 2010, respectively.

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

3. INVENTORIES

Inventories as of March 31, 2011 and September 30, 2010 consisted of the following:

	March 31, 2011	September 30, 2010
Raw and packing materials	$61,877	$60,886
Finished goods	1,670	1,642
Work in process	-	-
Total	63,547	62,528
Less: Allowance for inventories	(56,986)	(56,049)
Net Inventories	$6,561	$6,479

The allowance for inventories is made when the aging of inventory is over 1 year. The allowances for inventories were $56,986 and $56,049 on March 31, 2011 and September 30, 2010, respectively.

         4.    PROPERTY AND EQUIPMENT

Net property and equipment as of March 31, 2011 and September 30, 2010 were as follows:

	March 31, 2011	September 30, 2010
Building & improvement	$43,172	$42,463
Machinery& equipment	130,585	128,441
Vehicles	90,473	88,987
Furniture and fixture	23,922	23,529
Total	288,152	283,420
Less: Accumulated depreciation	(203,356)	(189,153)
Net Property & Equipment	$84,796	$94,266

Depreciation expenses for the six months period ended March 31, 2011 and 2010 were $11,002 and $11,963, respectively.

         5.  INTANGIBLE ASSETS

	March 31, 2011	September 30, 2010
Software	$335,981	$330,462
Less: Accumulated amortization	(329,648)	(320,591)
Software, net	$6,333	$9,871

Amortization expenses were $3,689 and $21,601 for the six months period ended March 31, 2011 and 2010, respectively.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five (5) twelve-month periods-ended March 31, are as follows:

March 31, 2012	$1,367
March 31, 2013	1,367
March 31, 2014	1,367
March 31, 2015	1,367
March 31, 2016	865

       6. OTHER RECEIVABLES

Other receivables as of March 31, 2011 and September 30, 2010 consisted of the following:

	March 31, 2011	September 30, 2010
Advances to other companies	$11,608	$4,678
Advances to employees	99,318	57,832
Value added tax receivable	44,379	33,639
Total	$155,305	$96,149

Advances to other companies amounted to $11,608 as of March 31, 2011 and $4,678 as of September 30, 2010. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $99,318 and $57,832 as of March 31, 2011 and September 30, 2010, respectively.  These advances are unsecured, interest free, and due on demand.

Loan receivable amounted to $0 as of March 31, 2011 and September 30, 2010,. The loan was first signed for a term from May 2005 to Mary 2006 and has been renewed from terms from May 2006 to May 2007 and from May 2007 to May 2008. No renewed loan agreement was signed after May 2008. This loan is unsecured, to an unrelated party, with interest rates of 7.02% for the year ended September 30, 2008. The interest incomes were $0 for the twelve month periods ended September 30, 2010 and 2009, respectively. In the last quarter of 2010, the unrelated party paid back $29,940 principal. The Allowance for the doubtful debts amounted to $297,648 and $287,989 as of March 31, 2011 and September 30, 2010.

Value added tax receivable is the 14% VAT tax refunded by the Company.  VAT receivable amounted to $44,379 and $33,639 as of March 31, 2011 and September 30, 2010, respectively.

7.     ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company had accounts payable and accrued expenses amounting to $76,377 and $88,826 as of March 31, 2011 and September 30, 2010, respectively. Accounts payable includes payable to vendors, and accrued expenses include accrued professional expenses.

8. RELATED PARTY TRANSACTIONS

                Due to related party
The amount due to officer as of March 31, 2011 and September 30, 2010 were $0 and $2,172 respectively. The loan was unsecured, interest free and due on demand.

9. OTHER INCOME

Other income amounted to $1,061 and $66,253 for the six months period ended March 31, 2011 and 2010, respectively.  Other income mainly consisted of recovery of bad debt for the six months period ended March 31, 2011 and 2010.

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

The provision for taxes on earnings for the six month periods ended March 31, 2011 and 2010 consisted of:

	For the six month periods ended March 31, 2011
	2 0 11	2 0 10

TaxU.S. Statutory rates	34%	34%
Foreign income not recognized in USA	<34%>	<34%>
Chinese income taxes	25%	25%
Changes in valuation allowance	<25%>	<25%>
Effective tax rate	0%	0%

 Deferred tax assets:

	March 31, 2011	March 31, 2010
Net operating loss	$(1,449,516)	(1,359,516)
Total deferred tax assets	468,903	576,022
Less valuation allowance	(468,903)	(576,022)
	$--	$--

The Company had a net operating loss (“NOL”) carry forwards of approximately $1,449,516 and 1,359,516 for the periods ended March 31, 2011 and 2010, respectively.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

11. EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees' salaries.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries. The total expense amounted to $33,913 and $26,833 for the six months period ended March 31, 2011 and 2010, respectively.

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

The rent expenses are $35,512 and $32,433 for the six months period ended March 31, 2011 and 2010, respectively.

Future lease commitments for the periods after September 30, 2010 are as follows:

2011	64,513
2012	48,385
Total	$112,898

15.  SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the ASC 230 (previously the Financial Accounting Standard No. 95).

The interest expenses paid was $0 for the tix months period ended March 31, 2011 and 2010, respectively.

 The Company did not paid income tax for the six months period ended March 31, 2011 and 2010, respectively.

16.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

17.  MAJOR CUSTOMERS AND VENDORS

Major customers and vendors represent those who accounted for 10% or over of the Company’s total net revenue or purchase, respectively.

One customer accounted for 16% of the revenue for the six months period ended March 31, 2011. The Company has receivables of $30,440 to this customer on March 31, 2011.

Two major customers accounted for 23% of the revenue for the six month periods ended March 31, 2010.  The Company has receivables of $45,330 to these customers on March 31, 2010.

Two major vendors provided 99% of the Company’s purchases for the six month periods ended March 31, 2011.

One major vendor provided 92% of the Company’s purchases for the six month periods ended March 31, 2010.  The Company has payables of $92,414 to the vendor on March 31, 2010, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the six month periods ended March 31, 2011 and 2010.

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

Results of Operations

Net Revenue

Total net sales for the six month periods ended March 31, 2011 were $749,734 compared to $722,973 for the six month periods ended March 31, 2010, representing an increase of $26,761 or 4%. The increase was due to a decrease of $125,526 in sales of our Housing Accumulation Fund software, and an increase of $152,287 in sales of our Credit Guarantee software.

The decrease of sales of our Housing Accumulation Fund software (which increased by $125,526, or 21%, from $589,750 for the six month periods ended March 31, 2010) was due to the decrease in completed contracts.
The increase of sales of our Credit Guarantee software (which increased by $152,287, or 114%, from $133,223 for the six month periods ended March 31, 2010) was due to the increase in completed contracts.

Cost of sales

Cost of sales for the six month periods ended March 31, 2011 were $139,987, representing a decrease of 17% from $168,189 for the six month periods ended March 31, 2010, primarily due to the decrease of $33,558 in cost of sales of our Housing Accumulation Fund software

The cost of sales of our Housing Accumulation Fund software decreased by $33,558, or 21%, to approximately $127,899 for the six month periods ended March 31, 2011 from approximately $161,457 for the six month periods ended March 31, 2010. The decrease due to the decrease of sales of our Housing Accumulation Fund software described above.

Gross Profit

Gross profit for the six month periods ended March 31, 2011 was $609,747, compared to $554,784 for the six month periods ended March 31, 2010, representing an increase of $54,963 or approximately 10%. The increase was primarily due to the increase in sales of our software and the decrease in cost of our Housing Accumulation Fund software described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $711,455 for the six month periods ended March 31, 2011, or approximately 95% of net sales, compared to $545,128 or approximately 75% of net sales, for the six month periods ended March 31, 2010. The changes in selling, general and administrative expenses are attributable to a $18,411 decrease in general and administrative expenses, a $127,488 increase in selling expense and a $57,250 increase in research and development expense.

General and administrative expenses decreased by $18,411or 16% to $94,077 for the six month periods ended March 31, 2011 from $112,487 for the six month periods ended March 31, 2010. The decrease occurred because a $18,409 bad inventory reserve for the six month periods ended March 31, 2011

Selling expenses increased by $127,488, or 113% to $239,951 for the six month periods ended March 31, 2011 from approximately $112,463 for the six month periods ended March 31, 2010 because of a $90,215 increase for Salaries and Wages and a $20,854 increase for Allowance for AR.

Research and development expenses increased by $57,250, or 18% to $377,427 for the six month periods ended March 31, 2011 from approximately $320,177 for the six month periods ended March 31, 2010 because of a $54,600 increase for Salaries.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents increased from $154,201as of September 30, 2010 to $172,375 as of March 31, 2011. This increase was due to an increase in cash provided by operating activities of $17,738 and a decrease in Proceed from loan-officers of $2,200.

Cash Provided in Operating Activities

Net cash provided in operating activities during the six month periods ended March 31, 2011 was $17,738, compared to $3,514 for the six month periods ended March 31, 2010, representing an increase of $14,224 or approximately 405%. The increase was a result of a decrease in Accounts receivable $59,830.

Net cash used in investing activities during the six month periods ended March31, 2011 and 2010 were 0 and $10,097, respectively. Net cash used in investing activities during the six month periods ended March 31, 2010 was due to we purchased some property and equipment.

Net cash used in financing activities during the six month periods ended March 31, 2011 and 2010 were $2,200 and $15,394, respectively. Net cash used in financing activities was due to pay back loans to offers.

Accounts Receivable

The decrease in accounts receivable from $210,984 as of September 30, 2010 to $154,444 as of March 31, 2011 is primarily attributable to the payment from our customers.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $218,590 as of March 31, 2011.

Inventory

For the six month periods ended March 31, 2011, inventory increased from $6,479 to $6,561.

Reserves are recorded primarily on a specific identification basis. Allowance for inventory amounted to $56,985 as of March 31, 2011.

Other Receivable

The increase in Other receivables from $96,149 as of September 30, 2010 to $155,305 as of March 31, 2011 is primarily attributable to an increase of $41,486 in Advances to employees, an increase of $6,930 in Advances to other company and an increase of $10,740 in Value added tax receivable. These advances are unsecured, interest free, and due on demand.

 The Company maintains reserves for other receivable. Reserves are recorded primarily on a specific identification basis. Allowance for other receivable amounted to $297,648 as of March 31, 2011.

Advances to suppliers
For the six month periods ended March 31, 2011, Advance to suppliers increased from $0 to $20,079.
The increase in Advance to suppliers is primarily attributable to the payment to our vendors.

Accounts Payable

Accounts payable and accrued expenses decreased from $88,826 as of September 30, 2010 to $76,377 as of March 31, 2011.
The decrease in Accounts payable is primarily attributable to the payment to our vendors.

Payroll Payable

Payroll payable increased from $41,587 as of September 30, 2010 to $118,035 as of March 31, 2011, primarily as a result of a expense for holiday to our employees and the increase of salary to our employee.
Unearned revenue

The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or when services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of March 31, 2011, unearned revenue is $596,315 and it includes $439,175 of customer deposits and $157,140 of unearned software service revenue. Software service revenue was approximately $85,532 and $98,134 during the six month periods ended March 31, 2011 and 2010, respectively. Unearned revenue as of March 31, 2011 and 2010 was $596,315 and $537,619, respectively.

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

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during HXT Holdings' second fiscal quarter of 2011 that has materially affected or is reasonably likely to materially affect HXT Holdings internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ended March 31, 2011

Item 3.        Defaults Upon Senior Securities

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

HXT HOLDINGS, INC.

Date: May 16, 2011	By: /s/Yuanqing Li
Yuanqing Li, Chief Executive Officer