Form 10-K/A
HXT HOLDINGS, INC.
filed 2011-05-27
CIK 1315756

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

NO. 5 FLOOR 6, BLOCK A, SKYWORTH BLDG.HI-TECH INDUSTRIAL PARK, NANSHAN DISTRICSHENZHEN F4 518057
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

As of January 5, 2011, we had 29,910,000 shares of common stock outstanding.

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

The increase of sales of our Housing Accumulation Fund software (which increased by $326,298, or 34%, from $959,824 in the year ended September 30, 2009) was due to the increase in completed contracts.

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

The cost of sales of our Credit Guarantee software decreased by $10,050, or 99%, to approximately $98 for the year ended September 30, 2010 from approximately $10,148 for the year ended September 30, 2009. The decrease due to that most of the completed contracts this year did not involve new cost in research and development, and no additional cost for external purchases incurred.

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

Selling expenses decreased by $54,728, or 16% to $287,954 for the year ended September 30, 2010 from approximately $342,682 for the year ended September 30, 2009 because of a decrease for Publicity and Promotion expense.

Research and development expenses increased by $26,866, or 5% to $608,388 for the year ended September 30, 2010 from approximately $581,521 for the year ended September 30, 2009.

Income Taxes

From 2005 to 2007, we were exempt from 50% of our income taxes under relevant tax guidance, including the Provisional Regulations of the People's Republic of China on Income Tax and the Document of Reductions and Exemptions of Income Tax, as interpreted by the Shenzhen Tax Bureau. Under applicable tax regulations, our taxable income for the nine month periods ended June 30, 2010 and 2009 are negative, so no income tax was incurred for those periods.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents increased from $63,364 as of September 30, 2009 to $154,201 as of September 30, 2010. This increase was due to cash provided by operating activities of $90,428, cash used in acquisition of property & equipment of $10,620 and cash from proceed from loan-officers of $13,260.

Cash Provided in Operating Activities

Net cash provided in operating activities during the year ended September 30, 2010 was $90,428, compared to $57,236 for the year ended September 30, 2009, representing an increase of $54,331 or approximately 95%. The increase was a result of an increase in customer deposit of $70,374 and a increase in inventory of $7,780.

Net cash used in investing activities during the year ended September 30, 2010 was $10,620 and net cash used in operating activities during the year ended September 30, 2009 was $16,158. Net cash used in investing activities during the year ended September 30, 2010 was due to we purchased some property and equipment.

Net cash used in financing activities during the year ended September 30, 2010 was $13,260, and the company has $15,328 loan from the officer which is interest free and due on demand in the financing activities in 2009.

Accounts Receivable

The decrease in accounts receivable from $100,399 as of September 30, 2009 to $210,984 as of September 30, 2010 is primarily attributable to a decrease of $74,314 in bad debt reserve that we accrued during the year ended September 30, 2010.

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

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of September 30, 2010 and 2009	F2

Consolidated Statements of Operations for the Years Ended September 30, 2010 and 2009	F3

Consolidated Statements of Stockholders' Deficit for the Years Ended September 30, 2010 and 2009	F4

Consolidated Statements of Cash Flows for the Years Ended September 30, 2010 and 2009	F5

Notes to Consolidated Financial Statement	F6-F24

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
January 10, 2011

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

F2

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended September 30
	2010	2009

Net revenues	$1,559,440	$1,242,250

Cost of revenue	397,215	434,940

Gross profit	1,162,225	807,310

Operating expenses
Selling expenses	287,954	342,681
General and administrative expenses	199,404	399,029
Research & development expenses	608,388	581,521
Total operating expenses	1,095,746	1,323,231

Income (loss) from operations	66,480	(515,921)

Non-operating income (expense):
Interest expense	-	(1,356)
Interest income	168	1,542
Gain (loss) on sale of property		-
Technology subsidy		43,965
Value added tax refund	6,876	9,171
Loss on sale of property	(10,569)	-
Other income	62,823	248,579
Other expense	(704)	(1,045)

Total non-operating income	58,594	300,856

Net Income (Loss)	125,073	(215,065)

Foreign currency translation gain (loss)	(1,884)	(237)

Comprehensive Income/(Loss)	$123,189	$(215,302)

Basic and diluted weighted average shares outstanding	666,241	15,167,941

Basic and diluted net income (loss) per share	$0.188	$(0.014)

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

F4

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended September 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$125,073	$(215,065)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	63,878	69,587
Loss on sale of property	(10,569)	-
Bad debt expense	-	73,281
(Increase) / decrease in assets:
Accounts receivable	(106,285)	(25,023)
Inventory	7,780	40,884
Other receivable	(39,675)	(2,051)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	(8,533)	(62,443)
Unearned revenue	70,374	182,649
Payroll payable	(11,614)	(4,584)
Net cash provided by operating activities	90,428	57,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	408	-
Acquisition of property & equipment	(11,027)	(16,158)
Net cash used in investing activities	(10,620)	(16,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan-officers	(13,260)	15,382

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	24,289	77

NET INCREASE IN CASH & CASH EQUIVALENTS	90,837	56,537
		-
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	63,364	6,827

CASH & CASH EQUIVALENTS, ENDING BALANCE	$154,201	$63,364

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$1,356

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

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2009, the Company had incurred cumulative losses of $1,693,035 including net losses from operations of $215,065 for the year ended September 30, 2009. However, the company had net incomes from operations of $125,073 for the year ended September 30, 2010.

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

Loan receivable amounted to $0 as of September 30, 2010 and 2010. The loan was first signed for a term from May 2005 to Mary 2006 and has been renewed from terms from May 2006 to May 2007 and from May 2007 to May 2008. No renewed loan agreement was signed after May 2008. This loan is unsecured, to an unrelated party, with interest rates of 7.02% for the year ended September 30, 2008. The interest incomes were $0 for the twelve month periods ended September 30, 20010 and 2009, respectively. In the last quarter of 2010, the unrelated party paid back $29,940 principal. The Allowance for the doubtful debts amounted to $287,989 and $306,261 as of September 30, 2010 and 2009, respectively.

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

 The Company did not paid income tax for the years ended September 30, 2010 and 2009, respectively.

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

Name and Principal Position	Year	Salary (cash or non- cash) ($)	Bonus (cash or non- cash) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuan Qing Li	2010 2009	17,747 17,747	— —	— —	— —	— —	— —	— —	17,747 17,747

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

HXT HOLDINGS, INC.

Date: May 27, 2011	By: /s/Yuanqing Li
Yuanqing Li, Chief Executive Officer
/s/Ding Hong Shen
Ding Hong Shen, Chief Financial Officer