Form 10-Q
period 2011-06-30
HXT HOLDINGS, INC.
filed 2011-08-15
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2011

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

Issuer's Telephone Number: 406-282-3188

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes                       No  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes X     No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,"accelerated filer"and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer  ____      Non-accelerated filer  ___   Smaller reporting company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No     X

As of August 15, 2011, we had 666,241 shares of common stock, par value $.001 per share issued and outstanding.

PART I. FINANCIAL INFORMATION

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2011	September 30, 2010
CURRENT ASSETS:
Cash & cash equivalents	$47,824	$154,201
Accounts receivable, net	249,642	210,984
Inventory	311,334	6,479
Other receivable	229,817	96,149
Advances to suppliers	175,573	-
Deposits	19,774
Total current assets	1,033,964	467,814

PROPERTY AND EQUIPMENT, NET	89,088	94,266

INTANGIBLE ASSETS, NET	6,043	9,871

TOTAL ASSETS	$1,129,094	$571,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$240,220	$88,826
Payroll payable	97,656	41,587
Unearned revenue	877,252	537,619
Related party payable	-	2,172
Total current liabilities	1,215,128	670,204

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; Authorized shares 1,000,000,
none issued and outstanding	-	-
Common stock, $0.001 par value; Authorized shares 60,000,000,
29,910,000 shares issued and 666,241 outstanding as of June 30, 2011 and September 30, 2010	29,910	29,910
Additional paid in capital	1,199,334	1,199,334
Treasury stock	(29,244)	(29,244)
Statutory reserve	75,864	75,864
Accumulated other comprehensive income	315,925	318,917
Accumulated deficit	(1,677,823)	(1,693,035)
Total stockholders' deficit	(86,034)	(98,253)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,129,094	$571,951

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine month periods ended June 30		For the three month periods ended June 30
	2011	2010	2011	2010

Net revenues	$1,525,085	$952,974	$775,351	$230,001

Cost of revenue	438,141	224,040	298,154	55,851

Gross profit	1,086,945	728,933	477,198	174,150

Operating expenses
Selling expenses	362,930	170,953	122,979	58,490
General and administrative expenses	189,521	195,176	95,444	82,688
Research & development expenses	526,516	448,763	149,089	128,586
Total operating expenses	1,078,967	814,892	367,512	269,764

Income (loss) from operations	7,977	(85,958)	109,686	(95,614)

Non-operating income (expense):
Interest income	1,254	117	589	24
Value added tax refund	10,012	-	13	-
Loss on sale of property	(853)	(978)	(853)	-
Other income/(expense)	(3,179)	66,081	(3,636)	206

Total non-operating income	7,234	65,220	(3,887)	230

Net Income (Loss)	15,212	(20,738)	105,799	(95,384)

Foreign currency translation gain (loss)	(2,992)	(1,042)	(999)	(1,062)

Comprehensive Income/(Loss)	$12,219	$(21,780)	$104,800	$(96,446)

Basic and diluted weighted average shares outstanding	666,241	666,241	666,241	666,241

Basic and diluted net income (loss) per share	$0.023	$(0.031)	$0.159	$(0.143)

Basic and diluted weighted average shares outsanding are the same as there is no anti-dilutive effect.

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine month periods ended June 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,212	$(20,738)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	20,410	49,021
Loss on sale of property	853	978
Bad debt expense		-
(Increase) / decrease in assets:
Accounts receivable	(31,021)	(51,450)
Inventory	(298,954)	602
Other receivable	(128,022)	(74,910)
Deposits	(19,405)	-
Advances to suppliers	(172,297)	(1,762)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	145,657	75,082
Unearned revenue	315,675	(717)
Payroll payable	53,660	(12,938)
Net cash provided by operating activities	(98,232)	(36,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	243	58
Acquisition of property & equipment	(9,255)	(9,432)
Net cash used in investing activities	(9,012)	(9,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan-officers	(2,203)	(15,360)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,069	(145)

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS	(106,377)	(61,711)
		-
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	154,201	63,364

CASH & CASH EQUIVALENTS, ENDING BALANCE	$47,824	$1,653

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

HXT HOLDINGS, INC.AND SUBSIDIARIES
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

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2011, the Company had incurred cumulative losses of $1,677,823, with only $15,212 of net income for the nine months ended June 30, 2011.

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
Management plans related to the company’s ability to continue as a going concern are as follows: Management has taken steps in the year ending September 30, 2009 to increase revenue and control expenses which it will continue for the fiscal year ending September 30, 2011. In addition, if it is determined that the additional capital is needed, the company will consider additional debt and equity financing where appropriate to meet such needs.

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $212,172 and $212,729 as of June 30, 2011 and September 30, 2010, respectively.

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

Software development costs

The Company capitalizes certain computer software development costs in accordance with ASC 985, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended June 30, 2011.

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

As of June 30, 2011, unearned revenue is $877,252, and it includes $686,635 of customer deposit and $190,617 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $526,516 and $448,763 for the nine months period ended June 30, 2011 and 2010, respectively.

Stock-based compensation

The Company applies the accounting standard regarding accounting for stock compensation, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. The Company did not issue any stock based compensation during the period ended June 30, 2011.

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

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is the Chinese Yuan or Renminbi (“RMB”). Foreign currency translation gain (loss) amounted to $(2,992) and $(1,042) for nine months period ended June 30, 2011 and 2010, respectively.  Accumulated other comprehensive income amounted to $315,925 and $318,917 on June 30, 2011 and September 30, 2010, respectively.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to fair value measurements and disclosures to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance which amends existing guidance related to the presentation of comprehensive income. This guidance (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or affect how earnings per share is calculated or presented. This guidance is effective for interim reporting periods and fiscal years beginning after December 15, 2011 and will be applied on a retrospective basis for all periods presented. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

3    INVENTORIES

Inventories as of June 30, 2011 and September 30, 2010 consisted of the following:

	June 30, 2011	September 30, 2010
Raw and packing materials	$129,426	$60,886
Finished goods	1,697	1,642
Work in process	238,132	-
Total	369,255	62,528
Less: Allowance for inventories	(57,921)	(56,049)
Net Inventories	$311,334	$6,479

The allowance for inventories is made when the aging of inventory is over 1 year. The allowances for inventories were $57,921 and $56,049 on June 30, 2011 and September 30, 2010, respectively.

 4    PROPERTY AND EQUIPMENT

Net property and equipment as of June 30, 2011 and September 30, 2010 were as follows:

	June 30, 2011	September 30, 2010
Building & improvement	$43,881	$42,463
Machinery& equipment	131,609	128,441
Vehicles	91,959	88,987
Furniture and fixture	24,315	23,529
Total	291,764	283,420
Less: Accumulated depreciation	(202,676)	(189,153)
Net Property & Equipment	$89,088	$94,266

 Depreciation expenses for the nine months period ended June 30, 2011 and 2010 were $16,331 and $17,914, respectively.

 5    INTANGIBLE ASSETS

	June 30, 2011	September 30, 2010
Software	$341,499	$330,462
Less: Accumulated amortization	(335,456)	(320,591)
Software, net	$6,043	$9,871

 Amortization expenses were $4,080 and $31,107 for the nine months period ended June 30, 2011 and 2010, respectively.

  6    OTHER RECEIVABLES & ADVANCES

Other receivables and advances as of June 30, 2011 and September 30, 2010 consisted of the following:

	June 30, 2011	September 30, 2010
Advances to other companies	$20,465	$4,678
Advances to employees	135,790	57,832
Value added tax receivable	73,562	33,639
Total	$229,817	$96,149

Advances to other companies amounted to $20,465 as of June 30, 2011 and $4,678 as of September 30, 2010. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $135,790 and $57,832 as of June 30, 2011 and September 30, 2010, respectively.  These advances are unsecured, interest free, and due on demand.

Value added tax receivable is the 14% VAT tax refunded by the Company.  VAT receivable amounted to $73,561 and $33,639 as of June 30, 2011 and September 30, 2010, respectively.

7    ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company had accounts payable and accrued expenses amounting to $240,220 and $88,826 as of June 30, 2011 and September 30, 2010, respectively. Accounts payable includes payable to vendors, and accrued expenses include accrued professional expenses.

8    RELATED PARTY TRANSACTIONS

Due to related party

The amount due to officer as of June 30, 2011 and September 30, 2010 were $0 and $2,172 respectively. The loan was unsecured, interest free and due on demand.

9. OTHER (EXPENSE) INCOME

Other expense amounted to $3,179 for the nine months period ended June 30, 2011 and other income amounted to $66,081 for the nine months period ended June 30, 2010. Other expense mainly consisted of disposal of property for the nine months period ended June 30, 2011, Other income mainly consisted of recovery of bad debt for the nine months period ended June 30, 2010.

10    TAX PAYABLE

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

The provision for taxes on earnings for the nine month periods ended June 30, 2011 and 2010 consisted of:

	For the nine month periods ended June 30,
	2 0 11	2 0 10

TaxU.S. Statutory rates	34%	34%
Foreign income not recognized in USA	<34%>	<34%>
Chinese income taxes	25%	25%
Changes in valuation allowance	<25%>	<25%>
Effective tax rate	0%	0%

 Deferred tax assets:

	June 30, 2011	June 30, 2010
Net operating loss	$(1,343,717)	(1,509,012)
Total deferred tax assets	442,453	694,154
Less valuation allowance	(442,453)	(684,154)
	$-	$-

The Company had net operating loss (“NOL”) carry forwards of approximately $1,343,717 and $1,509,012 for the periods ended June 30, 2011 and 2010, respectively.  A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

11    EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees' salaries.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries. The total expense amounted to $45,883 and $32,166 for the nine months period ended June 30, 2011 and 2010, respectively.

12    STATUTORY RESERVE

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amounts allocated to the surplus reserve were $18,761 and $0 for the years ended September 30, 2010 and 2009, respectively.

13    SHAREHOLDERS’ EQUITY

The Company has authorized (a) Sixty Million (60,000,000) shares of common stock, par value .001 per share and (b) One Million (1,000,000) shares of Preferred Stock, par value .001 per share.

As of June 30, 2011, 29,910,000 common shares were issued and 666,241 shares were outstanding, and no preferred stock was issued and outstanding.

On April 7, 2009 the Company’s Board of Directors declared a three-for-one forward split of the outstanding shares.

14    COMMITMENT

HTC has leased approximately 510 square meters of space used for its executive offices and operations in Shenzhen, China from Shenzhen Zhongze Shiji Co., Ltd. The lease is for a term of five year from October 1, 2007 to September 30, 2012. The monthly rent expense is $5,376 (excluding property management and area condition maintenance fees).

Due to hiring more employees, HTC has leased approximately 799 square meters of space used for its executive offices and operations in Shenzhen, China from Shenzhen Saibainuo Tech. Co., Ltd. The lease is for a term of three year from May 1, 2011 to April 30, 2014. The monthly rent expense is $10,612 and $11,097 (excluding property management and area condition maintenance fees) from May 1, 2011 to April 30, 2013 and from May 1, 2013 to April 30, 2014.

The rent expenses are $53,110 and $49,612 for the nine months period ended June 30, 2011 and 2010, respectively.

Future lease commitments for the periods after September 30, 2010 are as follows:

2011	$101,416
2012	127,348
2013	131,229
2014	44,389
Total	$404,382

15    SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the ASC 230 (previously the Financial Accounting Standard No. 95).

The interest expenses paid was $0 for the nine months period ended June 30, 2011 and 2010, respectively.

 The Company did not pay income tax for the nine months period ended June 30, 2011 and 2010, respectively.

16    CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

17    MAJOR CUSTOMERS AND VENDORS

Major customers and vendors represent those who accounted for 10% or over of the Company’s total net revenue or purchase, respectively.

One customer accounted for 21% of the revenue for the nine months period ended June 30, 2011.  As of June 30, 2011 the Company had no amount receivable from this customer.

No major customers accounted for 10% of the revenue for the nine month periods ended June 30, 2010.

Three major vendors provided 60% of the Company’s purchases for the nine month periods ended June 30, 2011. The Company has payables of $113,395 to the vendor on June 30, 2011.

One major vendor provided 70% of the Company’s purchases for the nine month periods ended June 30, 2010.  The Company has payables of $48,602 to the vendor on June 30, 2010.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the nine month periods ended June 30, 2011 and 2010.

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

Results of Operations

Net Revenue

Total net sales for the nine month period ended June 30, 2011 were $1,525,085 compared to $952,974 for the nine month period ended June 30, 2010, representing an increase of $572,111 or 60%. The increase was due to an increase of $297,799 in sales of our Housing Accumulation Fund software and an increase of $274,312 in sales of our Credit Guarantee software.

The increase of sales of our Housing Accumulation Fund software (which increased by $297,799, or 39%, from $761,799 for the nine month periods ended June 30, 2010) was due to the increase in completed contracts.

The increase of sales of our Credit Guarantee software (which increased by $274,312, or 143%, from $191,175 for the nine month periods ended June 30, 2010) was due to the increase in completed contracts.

Cost of sales

Cost of sales for the nine month periods ended June 30, 2011 were $438,141, representing an increase of 118% from $224,040 for the nine month periods ended June 30, 2010, primarily due to the increase of $203,710 in cost of sales of our Housing Accumulation Fund software

The cost of sales of our Housing Accumulation Fund software increased by $203,710, or 95%, to approximately $419,001 for the nine month periods ended June 30, 2011 from approximately $215,291 for the nine month periods ended June 30, 2010. The increase due to the increase of sales of our Housing Accumulation Fund software described above

During the nine month periods ended June 30, we completed one large contract. Cost of sales of this contact was $212,863, or approximately 63% of net sales of the contract.

Gross Profit

Gross profit for the nine month periods ended June 30, 2011 was $1,086,945, compared to $728,933 for the nine month periods ended June 30, 2010, representing an increase of $358,012 or approximately 49%. The increase was primarily due to the increase in sales of our software described above.

Selling, General and Administrative Expenses

Selling, research, general and administrative expenses were $1,078,967 for the nine month periods ended June 30, 2011, or approximately 71% of net sales, compared to $814,892 or approximately 86% of net sales, for the nine month periods ended June 30, 2010.

The changes in selling, general and administrative expenses are attributable to a $5,654 decrease in general and administrative expenses, a $191,977 increase in selling expense and a $77,753 increase in research and development expense.

General and administrative expenses decreased by $5,654 or 3% to $189,521 for the nine month period ended June 30, 2011 from $195,176 for the nine month period ended June 30, 2010.

Selling expenses increased by $191,977, or 112% to $362,930 for the nine month period ended June 30, 2011 from approximately $170,953 for the nine month period ended June 30, 2010 because of a $93,732 increase for salaries and wages, a $44,664 increase for publicity and promotion and a $20,882 increase for allowance for Accounts Receivable.

Research and development expenses increased by $77,753, or 17% to $526,516 for the nine month period ended June 30, 2011 from approximately $448,763 for the nine month period ended June 30, 2010 because of an $85,583 increase for Salaries.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents decreased from $154,201 as of September 30, 2010 to $47,824 as of June 30, 2011. This decrease was due to the use of $98,232 in cash in operating activities， the use of $9,012 in cash  in investing activities, and a repayent of $2,203 in loans from officers.

Cash Flows

Net cash used in operating activities during the nine month periods ended June 30, 2011 was $98,232, compared to $36,831 for the nine month periods ended June 30, 2010, representing an increase of $61,401 or approximately 166%. The increase was a result of an increase of $172,297 in Advances to suppliers.

Net cash used in investing activities during the nine month periods ended June 30, 2011 and 2010 were $9,012 and $9,374, respectively. Net cash used in investing activities during the nine month periods ended June 30, 2011 was due to ourpurchase of some property and equipment.

Net cash used in financing activities during the nine month periods ended June 30, 2011 and 2010 were $2,203 and $15,360, respectively. Net cash used in financing activities was due to repayment of loans from officers.

Accounts Receivable

The increase in accounts receivable from $210,984 as of September 30, 2010 to $249,642 as of June 30, 2011 is primarily attributable to an increase in sales.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $212,172 as of June 30, 2011.

Inventory

The increase in inventory from $6,479 as of September 30, 2010 to $311,334 as of June 30, 2011 is primarily attributable to two projects that include some hardware and have not been completed.

Reserves are recorded primarily on a specific identification basis. Allowance for inventory amounted to $57,921 as of June 30, 2011.

Other Receivable

The increase in Other receivables from $96,149 as of September 30, 2010 to $229,817 as of June 30, 2011 is primarily attributable to an increase of $77,958 in Advances to employees, an increase of $15,787 in Advances to other company and an increase of $39,922 in Value added tax receivable. These advances are unsecured, interest free, and due on demand.

The Company maintains reserves for other receivable. Reserves are recorded primarily on a specific identification basis. Allowance for other receivable amounted to $300,819 as of June 30, 2011.

Advances to suppliers

For the nine month periods ended June, 2011, Advance to suppliers increased from $0 to $175,573. The increase in Advance to suppliers is primarily attributable to the payment to our vendors.

Deposits

For the nine month periods ended June, 2011, Deposits increased from $0 to $19,774. The increase in Deposits is primarily attributable to the new lease. HXT has leased approximately 799 square meters of space used for its executive offices and operations in Shenzhen, China from Shenzhen Saibainuo Tech. Co., Ltd.

Accounts Payable

Accounts payable and accrued expenses increased from $88,826 as of September 30, 2010 to $240,220 as of June 30, 2011.
The increase in Accounts payable is primarily attributable to buy inventory from our vendors.

Payroll Payable

Payroll payable increased from $41,587 as of September 30, 2010 to $97,656 as of June 30, 2011, primarily as a result of the increase of salary to our employee.

Unearned revenue

The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or when services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of June 30, 2011, unearned revenue is $877,252 and it includes $686,635 of customer deposits and $190,617 of unearned software service revenue. Software service revenue was approximately $120,562 and $136,528 during the nine month periods ended June 30, 2011 and 2010, respectively.

Unearned revenue increased from $537,619 as of September 30, 2010 to $877,252 as of June 30, 2011. The increase in Unearned revenue is primarily attributable to the prepayment by our customers.

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

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during HXT Holdings' third fiscal quarter of 2011 that has materially affected or is reasonably likely to materially affect HXT Holdings internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.        Legal Proceedings

      None

Item 1A.     Risk Factors

There has been no material change from the risk factors included in Section 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ended June 30, 2011

Item 3.        Defaults Upon Senior Securities

      None

Item 4.        Reserved

Item 5.        Other Information

None

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification CEO
31.2	Rule 13a-14(a) Certification CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

HXT HOLDINGS, INC.

Date: August 15, 2011	By: /s/Yuanqing Li
Yuanqing Li, Chief Executive Officer