Form 10-Q
period 2011-08-31
HXT HOLDINGS, INC.
filed 2011-10-24
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-54205

HXT HOLDINGS, INC. (Name of Registrant in its Charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

51 Huilingxi Road, Zhouhuizheng, Wujin District Changzhou, Jiangsu Province, P.R. China 213022
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86-519-83630688

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [X]    No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer _Non-accelerated filer    Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

October 24, 2011
Common Voting Stock: 30,067,741

HXT HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED AUGUST 31, 2011

HXT HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	August 31, 2011	May 31, 2011
	unaudited
Assets
Current assets:
Cash and cash equivalent	$1,929,893	$2,701,516
Accounts receivables, net	2,531,097	2,198,669
Prepaid account	1,831,275	3,560,503
Due from related parties	2,858,818	977,573
Other receivables	642,061	290,668
Inventory	2,514,910	2,259,197
Total current assets	12,308,054	11,988,126
Plant, property and equipment, net	339,172	356,231
Marketable securities - available for sale	39,034	38,445
Total assets	12,686,260	12,382,803
Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	921,304	299,810
Tax payable	188,865	175,575
Short-term debt	5,840,262	6,523,248
Notes payable	2,818,357	2,930,064
Customer deposit	788,103	504,401
Due to related parties	34,812	234,527
Other payable	1,001,533	635,013
Total current liabilities	11,593,236	11,302,638

Total liabilities	11,593,236	11,302,638
Stockholders’ equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized and 30,067,741 shares, and 29,401,500 shares issued and outstanding at August 31, 2011, and May 31, 2011, respectively	30,068	29,402
Additional Paid In Capital	669,932	670,598
Statutory reserve	31,263	31,263
Retained earnings	282,124	281,363
Accumulated other comprehensive income	79,637	67,539
Total stockholders’ equity	1,093,024	1,080,165
Total liabilities and stockholders’ equity	$12,686,260	$12,382,803
See Notes to Consolidated Financial Statements

HXT HOLDINGS, INC. CONSOLIDATED INCOME STATEMENT

		UNIT: USD$

	FOR THE THREE MONTHS ENDED AUGUST 31,
	2011	2010

Sales Revenue	$2,413,193	$1,054,511
Cost of Goods Sold	2,314,934	854,866
Gross Profit	98,259	199,645

Selling Expenses	1,899	2,668
G&A Expense	32,756	77,103
Total expense	34,655	79,771
Income from operation	63,604	119,874
Interest Income (Expense)	(91,753)	(64,311)
Other income (Expense)	29,161	(168)
Profit before tax	1,012	55,395
Income tax	253	13,849

Net income	759	41,546
Other comprehensive income
Foreign currency translation adjustment	79,637	67,539
Comprehensive income	$80,396	$109,085
Income (Loss) Per Share, Basic and Diluted	$0.00	$0.00
Weighted Average Number of Common Shares, Basic and Diluted	30,067,741	29,401,500
See Notes to Consolidated Financial Statements

HXT HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY
							UNIT: USD$

	Common Stock
			Additional Paid	Statutory	Accumulated	Retained
	Shares	Amount	In Capital	Reserve	OCI	Earnings	Total
Balance - May 31, 2010	29,401,500	$29,402	$470,598	$0	$(51,802)	$(118,280)	$329,918
Equity investment			200,000				200,000
Net income for the year						430,906	430,906
Foreign currency translation adjustment					119,341		119,341
Balance - May 31, 2011	29,401,500	29,402	670,598	-	67,539	312,626	1,080,165
Acquisition of net asset of HXT Holdings, Inc	666,241	666	(666)	-			-
Net income for the year						761	761
Statutory reserve				31,263		(31,263)	-
Foreign currency translation adjustment					12,098		12,098

Balance - August 31, 2011	30,067,741	$30,068	$669,932	$31,263	$79,637	$282,124	$1,093,024

See Notes to Consolidated Financial Statements

HXT HOLDINGS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
		UNIT: USD$

	FOR THE THREE MONTHS ENDED AUGUST 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$759	$41,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,059	17,454
Changes in operating assets and liabilities:
Accounts receivable	(332,428)	315,970
Inventory	(255,713)	(110,563)
Advance to suppliers	1,729,228	(50,512)
Other receivable	(351,393)	(3,799,342)
Due from related parties	(1,881,245)	3,501,038
Accounts payable	651,162	(742,187)
Customer deposit	289,099	1,348,247
Due to related parties	(234,527)	(3,981,060)
Taxes payable	13,037	(58,614)
Accrued expenses and other payables	366,520	2,689,818
Net cash provided by (used in) operating activities	11,558	(828,205)

Cash flows from investing activities:
Addition to plant and equipment	-	-
Long-term Investment	589	(7,239)
Net cash provided by (used in) investing activities	589	(7,239)

Cash flows from financing activities:
Short term debt	(682,986)	13,427
Notes payable	(111,707)	(298,676)
Net cash provided by (used in) financing activities	(794,693)	(285,248)

Effect of exchange rate changes on cash and cash equivalents	10,923	125,558
Net increase (decrease) in cash and cash equivalents	(771,623)	(995,134)
Cash and cash equivalents at beginning of period	2,701,516	1,659,267

Cash and cash equivalents at ending of period	$1,929,893	$664,133

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$90,401	$70,248
Income taxes	$-	$4,072
See Notes to Consolidated Financial Statements

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

HXT Holdings, Inc. (“HXT Holdings” or the “Company”), was incorporated under the laws of the State of Delaware on January 13, 2005.

On September 2, 2011, the Company acquired all of the outstanding capital stock of China Metal Holding, Inc. (“China Metal”), a privately owned corporation and formed in the State of Delaware, United States of America, through HXT Acquisition Corp., a newly formed Delaware corporation that is wholly owned by the Company. China Metal is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Changzhou Huayue Electronics Company, Limited (“Changzhou Huayue”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Changzhou Huayue is engaged in the developing, manufacturing and selling of high frequency induction lights and electrolytic capacitors. Changzhou Huayue’s offices and manufacturing facilities are located in China.

In connection with the acquisition, the following transactions took place:

•
Each of issued and outstanding shares of common stock of China Metal immediately prior to the acquisition effective time was converted into, and represents the right to receive and exchange for, one thousand (1,000) HXT Holdings’ shares.  The Company issued 9,200,000 shares of its common stock to the shareholders of China Metal in exchange for all of China Metal’s common stock.

•	The Company issued 20,201,500 shares of its common stock to the principal managers of the operating subsidiary of China Metal.

•
In connection with the acquisition of China Metal, former officers and directors of the Company resigned and executive officers of Changzhou Huayue were appointed as the Company’s new officers and directors.

After the completion of the acquisition, the shareholders of China Metal owned approximately 98% of the common stock of the Company.  In addition, persons affiliated with Changzhou Huayue now control the Board of Directors of the Company.

The acquisition has been accounted for as a reverse merger under the purchase method of accounting because there has been a change of control. Accordingly, China Metal and its subsidiaries are treated as the continuing entities for accounting purposes.

China Metal Holding, Inc was incorporated under the laws of the State of Delaware in April 2008. On April 22, 2011, China Metal entered into an agreement with Changzhou Hengchuan Plastic Co., Ltd (“Changzhou Hengchuan”) and Taiwan Xienfuen Company (“Taiwan Xienfuen”) to acquire 100% interest of Changzhou Huayue from Changzhou Hengchuan and Taiwan Xienfuen.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) as if the merger has been consummated on August 31, 2011.

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  The consolidated financial statements of the Company include the accounts of the Company, China Metal Holding, Inc., and Changzhou Huayue. All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the allowance for bad debt, the valuation of inventory, and the useful lives and impairment of long-lived assets. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables consist primarily of receivables resulting from sales of products, and are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. An allowance for doubtful accounts is calculated based on the management’s assessment of the recoverability of the accounts.  A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis.

Inventory

Inventory is composed of raw materials, packing materials, work in process and finished goods. Inventory is valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory is considered necessary for the three months ended August 31, 2011 and 2010.

Machinery and equipment

Machinery and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the following useful lives:

Machinery, equipment, and automobiles 7 – 15 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to raw materials purchased from certain domestic vendors. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make advances from one and half month to three months ahead. The advances to suppliers were $1,831,275 as of August 31, 2011 and $3,560,503 as of May 31, 2011.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. No impairment loss is recorded for the three months ended August 31, 2011 and 2010.

Customer deposit

Revenue from the sale of goods or services is recognized at the time that goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in a subsequent period are carried forward as customer deposit. The customer deposits were $ 788,103 as of August 31, 2011 and $ 504,401 as of May 31, 2011.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts recognized for the three months ended at August 31, 2011 and August 31, 2010, respectively.

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS net income (loss) divided by the weighted average common shares outstanding during a reporting period. Diluted EPS represents the potential dilution that could occur if securities or other contracts to issue common stock, including warrants, stock options, restricted stock units. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable approximate fair value due to the short-term nature of these items. The carrying amounts of short-term loans from bank approximate the fair value based on the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

At August 31, 2011, the securities that the Company held were level 1 type of securities.  The prices of these securities were quoted in the active capital marketplace in China.

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unrealized holding gains or losses for available-for-sale securities, if any, are recognized in Other Comprehensive Income (OCI), not in earnings.  If a decline in fair value for Available-for-sales securities is determined “other than temporary”, impairment losses are recognized in earnings.

As of August 31, 2011, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those that carrying amounts approximate fair value due to their short maturities.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded $136,050 and $123,805 VAT payable net of payments in the financial statements as of August 31, 2011 and 2010, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $1,899 and $2,668 for the three months ended August 31, 2011 and 2010, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the three months ended August 31, 2011 and 2010, the Company incurred $831and $2,107 mailing and handling costs, respectively.

Risks and uncertainties

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

The accounts of the Company’s Chinese subsidiary are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiary. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

Translation adjustments resulting from this process amounted to $79,637 and $67,539 as of August 31, 2011 and 2010, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective years:

	August 31,	August 31,
	2011	2010
Quarter End RMB Exchange Rate (RMB/USD$)	6.3867	6.8105
Average Quarterly RMB Exchange Rate (RMB/USD$)	6.4482	6.7937

Recent accounting pronouncements or amendments

In June 2011, FASB issued an amendment to the FASB Codification Topic 220 – Presentation of Comprehensive Income.  The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted, and the amendments do not require any transition disclosures. The Company decided to adopt the amendment for the year starting with June 1, 2012. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2011, FASB issued an amendment to FASB codification Topic 805 - Business Combinations: Fair Value Measurement.  The objective of this Update is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company does not expect the adoption of this amendment to have a significant impact on its financial condition or results of operations.

In April 2011, FASB issued an amendment to FASB Codification Topic 310 – Receivables: A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendment requires that, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both exist: (1) the restructuring constitutes a concession. (2) The debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor's evaluation of whether it has granted a concession as well as on a creditor's evaluation of whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies–Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. For nonpublic entities, the amendments in this Update are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods.  Early adoption is permitted for public and nonpublic entities. A nonpublic entity may early adopt the amendments for any interim period of the fiscal year of adoption. A nonpublic entity that elects early adoption should apply the provisions of this Update retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company decides to adopt the amendment for the year starting from June 1, 2012, and the Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December, 2010, FASB issued an amendment to FASB codification Topic 805 - Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivables consist of trade receivables resulting from sales of products during the normal course of business. Account receivables for the three months ended August 31, 2011 and May 31, 2011 amounted to $2,531,097 and $2,363,235, respectively.

The allowance for bad debt amounts as of August 31, 2011 and May 31, 2011 was $174,002 and $164,566, respectively.

NOTE 4 - INVENTORY

The inventory consists of the following:

	August 31, 2011	May 31, 2011
Raw materials	$309,205	$354,099
Packaging	59,416	57,228
Work-in-progress	1,228,320	1,206,163
Finished goods	917,968	641,706
Total Inventories	$2,514,910	$2,259,197

No allowance for inventory was made for the three months ended August 31, 2011.

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

The detail of property, plant and equipment is as follows:

	August 31, 2011	May 31, 2011
Machinery Equipment	$1,094,243	$1,077,740
Electronic Equipment	66,229	175,572
Transportation Equipment	141,784	28,182
Subtotal	1,302,256	1,281,495
Less: Accumulated Depreciation	(963,084)	(925,264)
Total plant, property and equipment, net	$339,172	$356,231

Depreciation expense for the three months ended August 31, 2011 and 2010 was $37,820 and $29,081, respectively.

NOTE 6 - MARKETABLE SECURITIES

Marketable securities primarily consist of available-for-sale marketable equity securities. Available-for-sale marketable securities are classified as long-term, based on their holding period. Marketable securities are carried at fair market value with unrealized appreciation (or depreciation). The unrealized gains (losses) from trading securities are reported as earnings; and the unrealized gains (losses) from Available-for-sale securities are reported as a component of accumulated other comprehensive income (or loss) in shareholders’ equity. The specific identification method is used to determine the cost of disposed marketable securities.

During the quarter ended August 31, 2011, the Company did not recognize any unrealized gains or losses from the Marketable securities. The increase of $589 in the book value of the marketable security resulted from the foreign exchange gain due to currency exchange rate fluctuation.  $589 in the book value was due to the fluctuation of foreign exchange rate between the two quarters

The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. If appropriate, the Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date.  No impairment losses were identified for the quarter ended at August 31, 2011.

As of August 31, 2011, the Company’s financial assets are reported as marketable securities, at fair value, in the accompanying balance sheets.  The following table summarizes the marketable securities measured at fair value as of August 31, 2011, at each hierarchical level:

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 6 - MARKETABLE SECURITIES (Continued)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Balance at
Class of Financial assets:	(Level 1)	(Level 2)	August 31, 2011
Available-for-sale securities (Non-Current Assets)	$39,034	$-	$39,034
Total financial assets	$39,034	$-	$39,034
NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES

An individual or entity is considered to be a related party if the person or the entity has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. An individual or entity is also considered to be related if the person or the entity is subject to common control or common significant influence.

The related parties of the company are comprised as follows:

Name of entity or individual	Relationship with the Company
Changzhou Hengchuan Plastics Co, Ltd	Entity controlled by Mr. Pan Shudong and his wife
Changzhou Teweile Energy Saving Lighting Technology Co., Ltd	Entity controlled by Mr. Pan Shudong’s wife
Changzhou Shiji Jinyue Packaging Co., Ltd	Entity controlled by Mr. Pan Shudong’s sister
Changzhou Jinyue Electronic Co., Ltd	Entity controlled by Mr. Pan Shudong’s sister
Changzhou Leyuan International Trade Co., Ltd	Entity controlled by Mr. Pan Shudong’s sister
Mr. Pan Shudong	Controlling person of China Metal Holding, Inc. and CEO and Director of HXT Holdings, Inc.
Ms. Li Xinmei	Mr. Pan Shudong’s wife and Director of HXT Holdings, Inc.

Due from Related Parties:

Due from Related Parties, at August 31, 2011 and May 31 2011, consisted of the following balances:

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

Related party	August 31, 2011	May 31, 2011
Changzhou Hengchuan Plastics Co, Ltd	$245,087	$237,489
Changzhou Teweile Energy Saving Lighting Technology Co.,Ltd	2,407,002	620,535
Changzhou Shiji Jinyue Packaging Co., Ltd	-	48,146
Mr. Pan Shudong	50,154	71,403
Ms. Xinmei Li	156,575	-
Total due from related parties	$2,858,818	$977,573

Due to Related Parties

Due to Related Parties at August 31, 2011 and May 31 2011, consisted of the follows:

Related party		August 31, 2011	May 31, 2011
Changzhou Leyuan International Trade Co., Ltd	Accounts payable	$-	$61,686
Changzhou Hengchuan Plastics Co, Ltd	Accounts payable	29,415	7,711
Changzhou Shiji Jinyue Packaging Co., Ltd	Customer Deposit	5,046	-
Changzhou Leyuan International Trade Co., Ltd	Customer Deposit	351	10,917
Payable to Mr. Pan Shudong	Other payable	-	154,214
Total due to related parties		$34,812	$234,527

For the three months ended September 30, 2011, the Company sold $1.5M high frequency induction lights to its customers through a related party - Changzhou Teweile Energy Saving Lighting Technology Co., Ltd.

The Company’s operating subsidiary, Changzhou Huayue, is currently using the buildings of Changzhou Leyuan International Trade Co., Ltd and does not pay any rents.  Therefore, the total rental expenses were nil for the quarters ended August 31, 2011 and 2010.

NOTE 8 - SHORT TERM LOANS

The Company’s short term debt consisted of the follows:

	August 31, 2011	May 31, 2011
Loan from China Communication Bank (6% annual interest rate due on 2/28/2012 )	$3,131,508	$3,084,278
Loan from China Commercial Bank (6% annual interest rate, due on 1/31/2012)	939,452	925,283
Loan from Chinese Bank (6% annual interest rate, due on 1/31/2012)	1,769,302	1,742,617
Loan from Changzhou Wujinyintong Agriculture Credit Union (6% annual interest rate, due on 3/18/2012)	-	771,069
Total short term debt	$5,840,262	$6,523,248

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 8 - SHORT TERM LOANS (Continued)

Interest expense for the above short term loans totaled $91,753 and $64,311 for the three months ended August 31, 2011 and 2010, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at August 31, 2011 and 2010 are as follows:

	August 31, 2011	May 31, 2011
Corporate Income Tax	$52,196	$51,409
Value-Added Tax	136,050	123,805
Other Tax & Fees	367	361
Total Tax Payable	$188,612	$175,575

NOTE 10 - NOTES PAYABLE

As of August 31, 2011, the Company has bank acceptance notes payable in the amount of $2,818,357. The notes are guaranteed to be paid by the banks and usually for a short-term period of 3 to 6 months with 6% annual interest rate on the maturity date.

NOTE 11 - INCOME TAXES

Corporation income tax (“CIT”)

The Company’s operating subsidiary, Changzhou Huayue, is subject to the corporate income tax at a statutory rate of 25%.

For the quarter ended August 31, 2011, Changzhou Huayue recorded $283 income tax provision; for the quarter ended August 31, 2010, Changzhou Huayue recorded $13,845 income tax provision.

Although the Company had a negative income for the fiscal year ended May 31, 2009, the tax losses was immaterial and the Company did not expect such tax losses could be "carry forward" to reduce taxable income in future years.  Therefore, the Company did not recognize any deferred tax assets.

Value added tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

CHINA HXT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

NOTE 12 - STOCKHOLDERS’ EQUITY

Prior to the reverse merger, the Company had 29,910,000 shares of common stock issued and 666,241 shares outstanding at $.001 per share. In connection with the reverse merger consummated on September 2, 2011, the Company issued 9,200,000 shares of its common stock to the shareholders of China Metal in exchange for all of China Metal’s common stock; and the Company issued 20,201,500 shares of its common stock to the principal managers of the operating subsidiary of China Metal.

Because the acquisition is accounted for as a reverse merger, the shares issued for China Metal are reported as outstanding as of the initial date for financial reporting.  Therefore, as of August 31, 2011, and May 31, 2011, for financial reporting purposes, there were 30,067,741 shares and 29,401,500 shares of common stock issued and outstanding, respectively.

NOTE 13 - MAJOR CUSTOMERS AND SUPPLIERS

Five major customers accounted for approximately 13.5% of the net revenue for the quarter ended August 31, 2011, with each customer individually accounting for from 2% to 4% of the net revenue.

At August 31, 2011, the total receivable balance due from these five customers was $329,408, representing 13% of total accounts receivable.

Five major vendors provided approximately 10.7% of the Company’s purchases of raw materials for the period ended August 31, 2011, with each vendor individually accounting for from 2% to 4% of the total purchase. The advance to one of the vendors was in the amount of $559,947 at August 31, 2011.

Five vendors provided 32.2% of the Company’s purchase of raw materials for the quarter ended August 31, 2010. The Company’s advance to one of these vendors was $772,794 at August 31, 2010.

NOTE 14 - WEIGHTED AVERAGE NUMBER OF SHARES

On September 2, 2011, the Company entered into a reverse merger transaction. The Company computes the weighted-average number of common shares outstanding in accordance with FASB ASC 805, “Business Combinations”.   FASB ASC 805, “Business Combinations” states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

NOTE 15 - SUBSEQUENT EVENTS

On September 29, 2011, the Company’s Board of Directors adopted a resolution to amend the Certificate of Incorporation so as to change the name of the Company to “Huayue Electronics, Inc.”  A certificate of amendment of the Certificate of Incorporation has been filed with the Delaware Secretary of State and it will become effective on November 2, 2011. We reported the consolidated financial statements as of August 31, 2011 and for the three months ended August 31, 2011 under HXT Holdings, Inc. But from the second quarter of 2011 onward, the Company’s consolidated financial statements will be reported under the new name, Huayue Electronics, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of HXT Holdings, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section titled “Risk Factors” in the Company’s Current Report on Form 8-K filed on September 2, 2011.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of Our Business

HXT Holdings, Inc. is a Delaware corporation that functions as a holding company.  Through a wholly-owned subsidiary, we own all of the registered capital of Changzhou Huayue Electronic Co., Ltd. (“Huayue”), a corporation organized and located in The People’s Republic of China (“PRC”).  Since 1999 Huayue has been engaged in the production and sale of electrolytic capacitors.  Since 2008, however, the growing portion of our business has been the production and sale of high frequency induction lights.  While recent revenues have been split approximately equally between these two business lines, we anticipate that our future growth will be derived primarily from the sale of induction lights.

In contrast to traditional lamps, induction lights do not involve either filaments or electrodes, and no electrical connection goes on inside the glass tube.  Instead, energy is transferred through the glass tube solely by electromagnetic induction.  Power to create the light is transferred from outside the glass tube by means of a magnetic field.  As with a conventional fluorescent lamp, the power excites mercury or a mercury alloy, producing ultraviolet light which hits the phosphors resulting in visible light.

Our participation in the market for induction lighting benefits from our intellectual property.   From 2008 to 2010, we obtained 60 patents from the PRC government, of which 33 are currently in use.  All of these patents relate to the induction lighting business.  Our induction lighting products also benefit from representing high quality at a low cost.  The incorporation of smart cards into our lamps provides constant power control and the ability to automatically adjust brightness.  We have the facilities to mass produce 300 watt induction lamps with long lives that do not require frequent maintenance, as backed up by our warranties.

We recently changed our domestic distribution strategy, moving from direct sales to the development of regional sales agents.  We have identified 20 agents and plan to increase this number to between 40 and 50 by the end of the year.  Huayue believes that this strategic decision will enable us to expand our market throughout China in the coming year.

Results of Operations

As indicated in Note 7 to our financial statements, Huayue has functioned as one of several entities owned and managed by Pan Shudong and his family.  With the acquisition of Huayue by a U.S. public company on September 2, 2011, the close relationship of Huayue to these other entities will be severed, and Huayue will operate for the benefit of its own shareholders only.  During the quarter ended August 31, 2011 a transaction arranged prior to that acquisition had the effect of minimizing the profitability of Huayue’s business.  It is management’s plan that such related party transactions will not be replicated in the future, except in circumstances where the benefit to Huayue equals or exceeds the benefit it would receive from an arms-length transaction.

Huayue’s sales revenue for the quarter ended August 31, 2011 increased to $2,413,193, an increase of 129% over sales revenue in the quarter ended August 31, 2010.  However, $1,493,830 of the sales revenue in the quarter ended August 31, 2011 - i.e. 62% - was attributable to a sale to a related party (Changzhou Teweile Energy Saving Lighting Technology Co., Ltd.) in which Huayue sold goods to Changzhou Teweile at a loss of $109,193, permitting Changzhou Teweile to resell the goods to the ultimate customer at a profit. As a result of the loss incurred on that sale, Huayue’s gross profit for the quarter ended August 31, 2011 was only $98,259, representing a gross margin ratio of 4.1%.  Our margin on sales other than the sale to Changzhou Teweile was 29.1%.  By comparison, Huayue achieved gross margin of 18.9% in the quarter ended August 31, 2010.

Our sales, other than the Changzhou Teweile sale, fell from quarter to quarter, primarily because our transition from direct sales to sales through agents is still in its start-up phase.  In addition, the margins on our induction lighting sales remain lower than we anticipate for the long term, due to the cost of introducing new induction lighting products.  Because we are trying to rapidly grasp a solid position in the induction lighting market, we have been introducing products while they are still in the final development stages.  We sell the new products on a small scale basis, while our technicians continue to improve the failure rate and develop efficiencies in the use of materials.  This process allows us to market aggressively, but results in a high cost of goods sold.  We anticipate that as our market position matures, we will be able to fully develop new products before taking them to market, which will improve our margins.

Even though our gross income for the quarter ended August 31, 2011 was negligible, we remained profitable due to the low level of our operating expenses.  Contributing to this efficiency, selling expenses declined to $1,899 in the quarter ended August 31, 2011 from $2,668 in the first quarter of the prior fiscal year, a decrease that reflected our decision to reduce direct sales and replace them with a network of independent agents.  General and administrative expenses decreased by 58%, from $77,103 in the quarter ended August 31, 2010 to $32,756 in the quarter ended August 31, 2011.  General and administrative expenses will increase in the coming year, however, as we assume the obligations attendant to being a U.S. public company, including legal and accounting expenses and other expenses related to the nurturing of our new shareholder base.

Due to increased reliance on short-term bank debt, our current interest expense is significantly higher than it was a year ago.  As a result, despite higher cash balances that bear interest (albeit at the very low rate currently offered in China’s banks), our net interest expense for the quarter ended August 31, 2011 increased to $91,753 from net interest expense of $64,311 in the comparable prior quarter.  As discussed below, we hope to access the U.S. capital markets to obtain equity funding to pay off the debt and reduce this cost and our exposure to increasing interest rates.

Our net profit before tax for the recent quarter was $1,012, on which we accrued income tax at the Chinese national rate of 25%, yielding a net income for the quarter ended August 31, 2011 of $759.  Our net income for the quarter ended August 31, 2010 was $41,546.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business.  The amount added to “accumulated other comprehensive income” was $79,637 during the quarter ended August 31, 2011.  During the quarter ended August 31, 2010, when the exchange rate was somewhat less volatile, our accumulated other comprehensive income increased by $67,539.

Liquidity and Capital Resources

Until recently the operations of the Company had been funded by contributions and short-term loans from our founder, Mr. Shudong Pan, his family, and entities related to them.  In recent periods, however, we have developed bank lending relationships, which are now our primary source of liquidity.  Today, our current liabilities are in large part made up of short term debt and notes payable to Chinese banks. Most of these debts have been guaranteed by related entities or secured by property owned by related parties.  The proceeds of these loans have been utilized primarily to finance the development of our induction lighting business and the expanded sales effort for new induction lighting products.

As is common in China, all of our bank borrowing is done on a short-term basis.  As a result, the entire amount of $8,658,619 that we owed to lending institutions at August 31, 2011 has been classified as short-term debt, although we have every reason to believe that the institutions will replace the loans as they come due.  Because our debts are all classified as short-term, at August 31, 2011 we had only $714,818 in working capital, an increase of $29,330 from May 31, 2011, the end of our 2011 fiscal year.

Also included in our current liabilities at August 31, 2011 was an “other payable” of $1,001,533.  This represented an overnight loan that we secured to fund our bank deposit obligation.  A significant portion of the bank loans that we have obtained require us, at the end of each month, to maintain deposits with lender equal to a percentage, typically 50%, of the amount loaned.  At August 31, 2011, to meet that obligation we borrowed on an overnight basis the funds recorded as “other payable.”

The largest components of our current assets, other than cash, were amounts due from related parties, accounts receivable, inventory and prepaid expenses.  In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. That security is the purpose for the $1,831,275 prepaid account on our August 31, 2011 balance sheet.

The amount due from related parties swelled during the quarter ended August 31, 2011 because of the $1,493,830 sale to Changzhou Teweile discussed in Results of Operations above.  The entire payment obligation arising from that sale remains unsatisfied, pending Changzhou Teweile’s receipt of payment from its customer.  As noted above, we do not intend to engage in related party sales in this manner in the future.

Our accounts receivable, which were $2,521,097 at August 31, 2011, are large relative to recent revenue.  In our efforts to achieve a substantial beachhead in the induction lighting market, we offer certain customers ninety days after delivery to make payment to us.  In general, we do so only after we are assured that the customer has the capability and intent to make payment.  This practice reduces our liquidity to some extent, but helps us develop long-term, repeat customers.  As our induction lighting business matures, however, we will move toward more conventional payment terms.

Cash flow from operations during the quarter ended August 31, 2011 was only $11,558, due primarily to our lack of profits and the $2,097,039 increase in our accounts receivable.  Cash flow stayed positive, however, as we utilized $1,729,228 in advances to suppliers made in prior periods to pay for the supplies used in the recent quarter.  Since we reduced our bank debts by $794,693 during the quarter ended August 31, 2011, our cash on hand decreased to $1,929,893.  This leaves us sufficient liquidity, however, to fund our operations for the coming year.

Our business plan is based on obtaining long term financing of $10 million during the next year.  $6 million of this amount would be used to build a new production and distribution center for induction lighting, and $4 million would be used to provide additional liquidity.  A further capital raise of $20 million is projected for the following year.  We hope to raise the new funds through the sale of equity in the Company, although this may prove not to be feasible.   If we are forced to finance our capital needs through the issuance of debt or long term borrowing, the interest rates we pay and our interest cost of financing would increase.  However, we believe that the incremental sales supported by the increased production capacity financed by the borrowing will more than offset these added expenses.

We believe growth of our production capacity is critical. If we are unable to raise additional funds through any means, we will be forced to postpone our expansion plans and the growth and profitability of the Company would be reduced.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of August 31, 2011.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of August 31, 2011.

Changes in Internal Controls.  During the first fiscal quarter, by reason of the Company’s acquisition of Changzhou Huayue Electronics Company, Limited on September 2, 2011, the accounting personnel of Changzhou Huayue Electronics Company, Limited became responsible for preparation of the financial statements that the Company includes in this Report and its other reports filed with the Securities and Exchange Commission.  Other than that transition, there was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A   Risk Factors

There have been no material changes from the risk factors included in our Current Report on Form 8-K filed on September 2, 2011.

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2012.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Reserved.

Item 5.    Other Information.

None.

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

HXT HOLDINGS, INC.

Date: October 24, 2011	By: /s/ Pan Shudong
Pan Shudong, Chief Executive Officer

By: /s/ Gan Liuzhi
Gan Liuzhi, Chief Financial Officer, Chief Accounting Officer