Form 10-Q
period 2011-11-30
Huayue Electronics, Inc.
filed 2012-01-10
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-54205

HUAYUE ELECTRONICS, INC. (Name of Registrant in its Charter)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

January 10, 2012
Common Voting Stock: 30,067,741

HUAYUE ELECTRONICS, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 2011

HUAYUE ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET

	November 30, 2011	May 31, 2011
	unaudited	Audited
Assets
Current assets:
Cash and cash equivalent	$2,392,516	$2,701,516
Accounts receivables, net	2,722,117	2,198,669
Advance to suppliers	1,805,699	3,560,503
Due from related parties	2,949,105	977,573
Other receivables	965,812	290,668
Inventory	2,491,887	2,259,197
Total current assets	13,327,135	11,988,126
Property, plant, and equipment, net	323,334	356,231
Marketable securities - available for sale	39,271	38,445
Total assets	13,689,740	12,382,803
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable	703,899	299,810
Tax payable	215,458	175,575
Short-term debt	5,875,681	6,523,248
Notes payable	3,150,499	2,930,064
Customer deposit	671,261	504,401
Due to related parties	695,691	234,527
Other payable	1,237,096	635,013
Total current liabilities	12,549,585	11,302,638

Total liabilities	12,549,585	11,302,638
Stockholders’ equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized and 30,067,741 shares, and 29,401,500 shares issued and outstanding, respectively at November 30, 2011, and May 31, 2011	30,068	29,402
Additional Paid In Capital	669,932	670,598
Statutory reserve	31,263	31,263
Retained earnings	317,148	281,363
Accumulated other comprehensive income	91,744	67,539
Total stockholders’ equity	1,140,155	1,080,165
Total liabilities and stockholders’ equity	$13,689,740	$12,382,803

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC. CONSOLIDATED INCOME STATEMENT

	UNIT: USD$
	FOR THE THREE MONTHS ENDED NOVEMBER 30,		FOR THE SIX MONTHS ENDED NOVEMBER 30,
	2011	2010	2011	2010

Sales Revenue	$986,281	$2,140,754	$3,399,474	$3,195,265
Cost of Goods Sold	842,207	1,879,232	3,157,141	2,734,098
Gross Profit	144,074	261,522	242,333	461,167

Selling Expense	3,509	27,758	5,408	30,426
G&A Expense	57,347	50,163	90,103	127,266
Total expense	60,856	77,921	95,511	157,692
Income from operation	83,219	183,601	146,822	303,475
Interest Income (Expense)	(86,658)	(83,933)	(178,411)	(148,244)
Other income (Expense)	50,141	74,962	79,302	74,794
Profit before tax	46,702	174,630	47,714	230,025
Income tax	11,675	46,032	11,928	59,877

Net income	35,026	128,598	35,785	170,148
Other comprehensive income
Foreign currency translation adjustment	12,107	75,985	24,205	143,524
Comprehensive income	$47,133	$204,583	$59,990	$313,672
Income (Loss) Per Share, Basic and Diluted	$0.00	$0.00	$0.00	$0.01
Weighted Average Number of Common Shares, Basic and Diluted	30,067,741	29,401,500	30,067,741	29,401,500

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY
UNIT: USD$
	Common Stock
	Shares	Amount	Additional Paid In Capital	Statutory Reserve	Accumulated OCI	Retained Earnings	Total
Balance - May 31, 2011	29,401,500	$29,402	$670,598	$31,263	$67,539	$281,363	$1,080,165
Acquisition of net asset of HXT Holdings, Inc	666,241	666	(666)				-
Net income for the year						35,785	35,785
Foreign currency translation adjustment					24,205		24,205

Balance - November 30, 2011	30,067,741	$30,068	$669,932	$31,263	$91,744	$317,148	$1,140,155

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
		UNIT: USD$
	FOR THE SIX MONTHS ENDED NOVEMBER 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$35,785	$170,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,059	58,197
Changes in operating assets and liabilities:
Accounts receivable	(523,448)	(149,288)
Inventory	(232,690)	38,971
Advance to suppliers	1,754,804	986,930
Other receivable	(675,144)	(291,980)
Due from related parties	(1,971,532)	(1,794,492)
Accounts payable	404,089	996,108
Customer deposit	166,860	268,179
Due to related parties	461,164	686,274
Taxes payable	39,883	(59,877)
Accrued expenses and other payables	602,083	474,876
Net cash provided by (used in) operating activities	78,913	1,384,046
Cash flows from investing activities:
Addition to plant and equipment	-	-
Long-term Investment	825	29,127
Net cash provided by (used in) investing activities	825	29,127
Cash flows from financing activities:
Short term debt	(647,566)	(1,150,293)
Notes payable	220,435	(140,150)
Net cash provided by (used in) financing activities	(427,131)	(1,290,443)
Effect of exchange rate changes on cash and cash equivalents	38,393	(616,122)
Net increase (decrease) in cash and cash equivalents	(309,000)	(493,392)
Cash and cash equivalents at beginning of period	2,701,516	2,565,610

Cash and cash equivalents at ending of period	$2,392,516	$2,072,218
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$90,401	$70,248
Income taxes	$-	$4,072

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) is the new name for HXT Holdings, Inc., effectively on November 2, 2011.  Huayue Electronics, Inc. was incorporated under the laws of the State of Delaware on January 13, 2005.

On September 2, 2011, Huayue Electronics acquired all of the outstanding capital stock of China Metal Holding, Inc. (“China Metal”), a privately owned corporation formed in the State of Delaware, United States of America, through HXT Acquisition Corp., a newly formed Delaware corporation that is wholly owned by the Company. China Metal is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Changzhou Huayue Electronics Company, Limited (“Changzhou Huayue”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Changzhou Huayue is engaged in the developing, manufacturing and selling of high frequency induction lights and electrolytic capacitors. Changzhou Huayue’s offices and manufacturing facilities are located in China.

On September 29, 2011, the Company’s Board of Directors and majority shareholders adopted a resolution to amend the Certificate of Incorporation so as to change the name of HXT Holdings, Inc. to “Huayue Electronics, Inc.” or the “Company”), and the new name “Huayue Electronics, Inc.” became effective on November 2, 2011.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory is considered necessary for the three months and six months ended November 30, 2011 and 2010.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances for raw materials purchased from certain domestic vendors. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make advances from one and one-half months to three months ahead. The advances to suppliers were $1,805,699 as of November 31, 2011 and $3,560,503 as of May 31, 2011.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. No impairment loss is recorded for the three months and six months ended November 30, 2011 and 2010.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Customer deposit

Revenue from the sale of goods or services is recognized at the time that goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in a subsequent period are carried forward as customer deposit. The customer deposits were $ 671,261 as of November 30, 2011 and $ 504,401 as of May 31, 2011.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There was no deferred tax amounts recognized for the three months and six months ended at November 30, 2011 and November 30, 2010, respectively.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the  full term of the financial instrument.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

At November 30, 2011, the securities that the Company held were level 1 type of securities.  The prices of these securities were quoted in the active capital marketplace in China.

Unrealized holding gains or losses for available-for-sale securities, if any, are recognized in Other Comprehensive Income (OCI), not in earnings.  If a decline in fair value for Available-for-sales securities is determined “other than temporary”, impairment losses are recognized in earnings.

As of November 30, 2011, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded $162,576 and $123,805 VAT payable net of payments in the financial statements as of November 30, 2011 and May 31, 2011, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $6,610 and $814 for the three months ended November 30, 2011 and 2010, respectively.

The Company incurred advertising costs of $8,509 and $3,482 for the six months ended November 30, 2011 and 2010, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45. The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the three months ended November 30, 2011 and 2010, the Company incurred $5,663 and $4,103 mailing and handling costs, respectively.  For the six months ended November 30, 2011 and 2010, the Company incurred $6,494 and $6,210 mailing and handling costs, respectively.

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

Translation adjustments resulting from this process amounted to $91,744 and $67,539 as of November 30, 2011 and May 31, 2011, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (continued)

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective years:

	November 30,	May 31,	November 30,
	2011	2011	2010
Quarter End RMB Exchange Rate (RMB/USD$)	6.3482	6.4845	6.6762
Average Year-to-date RMB Exchange Rate (RMB/USD$)	6.4063	6.7096	6.5241

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

In April 2011, FASB issued an amendment to FASB Codification Topic 310 – Receivables: A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendment requires that, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both exist: (1) the restructuring constitutes a concession. (2) The debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor's evaluation of whether it has granted a concession as well as on a creditor's evaluation of whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies–Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. For nonpublic entities, the amendments in this Update are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods.  Early adoption is permitted for public and nonpublic entities. A nonpublic entity may early adopt the amendments for any interim period of the fiscal year of adoption. A nonpublic entity that elects early adoption should apply the provisions of this Update etrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company decides to adopt the amendment for the year starting from June 1, 2012, and the Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivables consist of trade receivables resulting from sales of products during the normal course of business. Account receivables at November 30, 2011 and May 31, 2011 amounted to $2,890,216 and $2,363,235, respectively.

The allowance for bad debt amounts as of November 30, 2011 and May 31, 2011 was $168,099 and $164,566, respectively.

NOTE 4 – INVENTORY

The inventory consists of the following:
	November 30, 2011	May 31, 2011
Raw materials	$545,518	$354,099
Packaging	61,300	57,228
Work-in-progress	1,159,354	1,206,163
Finished goods	725,714	641,706
Total Inventories	$2,491,887	$2,259,197

No allowance for inventory was made for the three months and six months ended November 30, 2011.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

The detail of property, plant and equipment is as follows:

	November 30, 2011	May 31, 2011
Machinery Equipment	$1,117,528	$1,077,740
Electronic Equipment	28,788	175,572
Transportation Equipment	169,526	28,182
Subtotal	1,315,842	1,281,495
Less: Accumulated Depreciation	992,509	925,264
Total property, plant and equipment, net	$323,333	$356,231

Depreciation expense for the three months ended November 30, 2011 and 2010 was $29,425 and $29,116, respectively.  Depreciation expense for the six months ended November 30, 2011 and 2010 was $67,245 and $58,197, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

During the quarter and six months ended November 30, 2011, the Company did not recognize any unrealized gains or losses from the Marketable securities. The increase of $826 in the book value of the marketable security resulted from the foreign exchange gain due to currency exchange rate fluctuation.

The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. If appropriate, the Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date.  No impairment losses were identified for the quarter and six months ended at November 30, 2011.

As of November 30, 2011, the Company’s financial assets are reported as marketable securities, at fair value, in the accompanying balance sheets.  The following table summarizes the marketable securities measured at fair value as of November 30, 2011, at each hierarchical level:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Balance at
Class of Financial assets:	(Level 1)	(Level 2)	November 30, 2011
Available-for-sale securities (Non-Current Assets)	$39,271	$-	$39,271
Total financial assets	$39,271	$-	$39,271

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

 The related parties of the company are comprised as follows:

Name of entity or individual	Relationship with the Company
Changzhou Hengchuan Plastics Co, Ltd	Entity controlled by Mr. Pan Shudong and his wife
Changzhou Teweile Energy Saving Lighting Technology Co., Ltd	Entity controlled by Mr. Pan Shudong’s wife
Changzhou Shiji Jinyue Packaging Co., Ltd	Entity controlled by Mr. Pan Shudong’s sister
Changzhou Jinyue Electronic Co., Ltd	Entity controlled by Mr. Pan Shudong’s sister
Changzhou Leyuan International Trade Co., Ltd	Entity controlled by Mr. Pan Shudong’s sister
Mr. Pan Shudong	CEO and Director of Huayue Electronics, Inc.
Ms. Li Xinmei	Mr. Pan Shudong’s wife and Director of Huayue Electronics, Inc.

Due from Related Parties:

Due from Related Parties, at November 30, 2011 and May 31 2011, consisted of the following balances:
Related party	Transaction	November 30, 2011	May 31, 2011
Changzhou Hengchuan Plastics Co, Ltd	Accounts receivable	$355,602	$237,489
Changzhou Hengchuan Plastics Co, Ltd	Other Receivable	1,575
Changzhou Teweile Energy Saving Lighting Technology Co.,Ltd	Accounts receivable	1,775,628	620,535
Changzhou Jinyue Electronics Co., Ltd	Accounts receivable	22,238
Changzhou Shiji Jinyue Packaging Co.,Ltd	Accounts receivable	429,693	48,146
Changzhou Shiji Jinyue Packaging Co.,Ltd	Other Receivable	49,179
Changzhou Leyuan International Trade Co.,Ltd	Other Receivable	157,664	-
Mr. Pan Shudong	Due from Mr. Pan	-	71,403
Ms. Xinmei Li	Due from Mr. Pan	157,525	-
Total due from related parties		$2,949,105	$977,573

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

Due to Related Parties

Due to Related Parties at November 30, 2011 and May 31 2011, consisted of the follows:

Related party		November 30, 2011	May 31, 2011
Changzhou Leyuan International Trade Co., Ltd	Accounts payable	$117,671	$61,686
Changzhou Hengchuan Plastics Co, Ltd	Accounts payable	-	7,711
Changzhou Hengchuan Plastics Co, Ltd	Rent payable	9,366	-
Changzhou Teweile Energy Saving Lighting Technology Co., Ltd	Other payable	66,199	-
Changzhou Leyuan International Trade Co., Ltd	Customer Deposit	-	10,917
Payable to Mr. Pan Shudong	Other payable	502,455	154,214
Total due to related parties		$695,691	$234,527

During the six months ended November 30, 2011, the Company sold $1.5M high frequency induction lights to its customers through a related party - Changzhou Teweile Energy Saving Lighting Technology Co., Ltd.

Changzhou Huayue is currently using the buildings of Changzhou Hengchuan Plastics Co, Ltd.  On May 18, 2011, Changzhou Huayue and Changzhou Hengchuan signed a lease agreement, under which Changzhou Huayue pays RMB ¥120,000 annually for using Changzhou Hengchuan’s buildings.  The term of the lease is 10 years and the rent payment is due annually.  For the six months ended November 30, 2011, Changzhou Huayue accrued $9,366 rent expense which was due to Changzhou Hengchuan.

NOTE 8 - SHORT TERM LOANS

The Company’s short term debt consisted of the follows:
	November 30, 2011	May 31, 2011
Loan from China Communication Bank (6% annual interest rate due on 2/28/2012 )	$3,150,499	$3,084,278
Loan from China Commercial Bank (6% annual interest rate, due on 1/31/2012)	945,150	925,283
Loan from Chinese Bank (6% annual interest rate, due on 1/31/2012)	1,780,032	1,742,617
Loan from Changzhou Wujinyintong Agriculture Credit Union (6% annual interest rate, due on 3/18/2012)	-	771,069
Total short term debt	$5,875,681	$6,523,248

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010
NOTE 8 - SHORT TERM LOANS (Continued)

Interest expense for the above short term loans totaled $95,036 and $82,311 for the three months ended November 30, 2011 and 2010, respectively.  Interest expense for the above short term loans totaled $185,437 and $152,408 for the six months ended November 30, 2011 and 2010, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at November 30, 2011 and 2010 are as follows:

	November 30, 2011	May 31, 2011
Corporate Income Tax	$52,512	$51,409
Value-Added Tax	162,576	123,805
Other Tax & Fees	369	361
Total Tax Payable	$215,458	$175,575

NOTE 10 - NOTES PAYABLE

As of November 30, 2011, the Company has bank acceptance notes payable in the amount of $3,150,499. The notes are guaranteed to be paid by the banks and usually for a short-term period of 3 to 6 months with 6% annual interest rate on the maturity date.

NOTE 11 - INCOME TAXES

Corporation income tax (“CIT”

The Company’s operating subsidiary, Changzhou Huayue, is subject to the corporate income tax at a statutory rate of 25%.

For the quarter ended November 30, 2011, Changzhou Huayue recorded $11,675 income tax provision; for the quarter ended November 30, 2010, Changzhou Huayue recorded $46,032 income tax provision.

For the six months ended November 30, 2011, Changzhou Huayue recorded $11,928 income tax provision; for the six months ended November 30, 2010, Changzhou Huayue recorded $59,877 income tax provision.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

NOTE 12 - STOCKHOLDERS’ EQUITY

As of November 30, 2011, and May 31, 2011, for financial reporting purposes, there were 30,067,741 shares and 29,401,500 shares of common stock issued and outstanding, respectively.

NOTE 13 - MAJOR CUSTOMERS AND SUPPLIERS

Two major customers accounted for approximately 29% of the net revenue for the three months ended November 30, 2011, with each customer individually accounting for from 11% to 18% of the net revenue.

Two major customers accounted for approximately 14% of the net revenue for the six months ended November 30, 2011, with each customer individually accounting for from 6% to 8% of the net revenue.

At November 30, 2011, the total receivable balance due from one major customer was $329,802, representing 12% of total accounts receivable.

One major vendor provided approximately 74% of the Company’s purchases of raw materials for the six months ended November 30, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Huayue Electronics, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section titled “Risk Factors” in the Company’s Current Report on Form 8-K filed on September 2, 2011.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of Our Business

Huayue Electronics, Inc. is a Delaware corporation that functions as a holding company.  Through a wholly-owned subsidiary, we own all of the registered capital of Changzhou Huayue Electronic Co., Ltd. (“Changzhou Huayue”), a corporation organized and located in The People’s Republic of China (“PRC”).  Since 1999 Changzhou Huayue has been engaged in the production and sale of electrolytic capacitors.  Since 2008, however, the growing portion of our business has been the production and sale of high frequency induction lights.  While recent revenues have been split approximately equally between these two business lines, we anticipate that our future growth will be derived primarily from the sale of induction lights.

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

We recently changed our domestic distribution strategy, moving from direct sales to the development of regional sales agents.  We have identified 20 agents and plan to increase this number to between 40 and 50 by the end of the year.  Changzhou Huayue believes that this strategic decision will enable us to expand our market throughout China in the coming year.

Results of Operations

As indicated in Note 7 to our financial statements, Changzhou Huayue has functioned as one of several entities owned and managed by Pan Shudong and his family.  With the acquisition of Changzhou Huayue by a U.S. public company on September 2, 2011, the close relationship of Changzhou Huayue to these other entities will be severed, and Changzhou Huayue will operate for the benefit of its own shareholders only.  However, during the quarter ended August 31, 2011 a transaction arranged prior to that acquisition had the effect of minimizing the profitability of Changzhou Huayue’s business.  It is management’s plan that such related party transactions will not be replicated in the future, except in circumstances where the benefit to Changzhou Huayue equals or exceeds the benefit it would receive from an arms-length transaction.

Changzhou Huayue’s sales revenue for the six months ended November 30, 2011 increased to $3,399,474, an increase of 6% over sales revenue in the six months ended November 30, 2010.  However, $1,493,830 of the sales revenue in the quarter ended August 31, 2011 - i.e. 44% of the six months revenue - was attributable to a sale to a related party (Changzhou Teweile Energy Saving Lighting Technology Co., Ltd.) in which Changzhou Huayue sold goods to Changzhou Teweile at a loss of $109,193, permitting Changzhou Teweile to resell the goods to the ultimate customer at a profit. As a result of the loss incurred on that sale, Changzhou Huayue’s gross profit for the quarter ended August 31, 2011 was only $98,259, representing a gross margin ratio of 4.1%.

More indicative of our current level of operations that the six month results are our results for the quarter ended November 30, 2011.  Our sales fell by 54% from the quarter ended November 30, 2010 to the quarter ended November 30, 2011, primarily because our transition from direct sales to sales through agents is still in its start-up phase.  In addition, the margins on our induction lighting sales remain lower than we anticipate for the long term, due to the cost of introducing new induction lighting products.  Because we are trying to rapidly grasp a solid position in the induction lighting market, we have been introducing products while they are still in the final development stages.  We sell the new products on a small scale basis, while our technicians continue to improve the failure rate and develop efficiencies in the use of materials.  This process allows us to market aggressively, but results in a high cost of goods sold.  Our gross margin for the three months ended November 30, 2011, then, was 15%, compared to 12% in the three months ended November 30, 2010.  We anticipate that as our market position matures, we will be able to fully develop new products before taking them to market, which will improve our margins.

Even though our gross income for the quarter and six months ended November 30, 2011 was negligible, we remained profitable due to the low level of our operating expenses.  Contributing to this efficiency, selling expenses declined to $3,509 in the quarter ended November 30, 2011 from $27,758 in the second quarter of the prior fiscal year, a decrease that reflected our decision to reduce direct sales and replace them with a network of independent agents.  General and administrative expenses increased by 14% from the quarter ended November 30, 2010 to the quarter ended November 30, 2011, but decreased by 29% from the six months ended November 30, 2010 to the six months ended November 30, 2011.  General and administrative expenses will increase in the coming year, however, as we assume the obligations attendant to being a U.S. public company, including legal and accounting expenses and other expenses related to the nurturing of our new shareholder base.

Due to increased reliance on short-term bank debt, our current interest expense is higher than it was a year ago.  As a result, despite high cash balances that bear interest (albeit at the very low rate currently offered in China’s banks), our net interest expense for the quarter ended November 30, 2011 increased to $86,658 from net interest expense of $83,933 in the comparable prior quarter, and to $178,411 for the half from $148,244 for the first half of fiscal 2011.  As discussed below, we hope to access the U.S. capital markets to obtain equity funding to pay off the debt and reduce this cost and our exposure to increasing interest rates.

Our net profit before tax for the recent quarter was $46,702, on which we accrued income tax at the Chinese national rate of 25%, yielding a net income for the quarter ended November 30, 2011 of $35,026.  Our net income for the quarter ended November 30, 2010 was $128,598.  Net income for the six months ended November 30, 2011 was $35,785, compared to $170,148 in the six months ended November 30, 2010.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business.  The amount added to “accumulated other comprehensive income” was $59,990 during the six months ended November 30, 2011.  During the six months ended November 30, 2010, when the exchange rate was more volatile, our accumulated other comprehensive income increased by $313,672.

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

As is common in China, all of our bank borrowing is done on a short-term basis.  As a result, the entire amount of $10,263,276 that we owed to lending institutions at November 30, 2011 has been classified as short-term debt, although we have every reason to believe that the institutions will replace the loans as they come due.  Because our debts are all classified as short-term, at November 30, 2011 we had only $777,550 in working capital, an increase of $92,062 from May 31, 2011, the end of our 2011 fiscal year.

Also included in our current liabilities at November 30, 2011 was an “other payable” of $1,237,096.  This represented an overnight loan that we secured to fund our bank deposit obligation.  A significant portion of the bank loans that we have obtained require us, at the end of each month, to maintain deposits with lender equal to a percentage, typically 50%, of the amount loaned.  At November 30, 2011, to meet that obligation we borrowed on an overnight basis the funds recorded as “other payable.”

The largest components of our current assets, other than cash, were amounts due from related parties, accounts receivable, inventory and prepaid expenses.  In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. That security is the purpose for the $1,805,699 advance to suppliers on our November 30, 2011 balance sheet.

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

Our accounts receivable, which were $2,722,117 at November 30, 2011, are large relative to recent revenue.  In our efforts to achieve a substantial beachhead in the induction lighting market, we offer certain customers ninety days after delivery to make payment to us.  In general, we do so only after we are assured that the customer has the capability and intent to make payment.  This practice reduces our liquidity to some extent, but helps us develop long-term, repeat customers.  As our induction lighting business matures, however, we will move toward more conventional payment terms.

Cash flow from operations during the six months ended November 30, 2011 was only $78,913, due primarily to our lack of profits, the $523,448 increase in our accounts receivable, and the $1,971,532 increase in debts due from related parties.  Cash flow stayed positive, however, as we utilized $1,754,804 in advances to suppliers made in prior periods to pay for the supplies used in the recent six month period.  Since we reduced our bank debts by $427,131 during the six months ended November 30, 2011, our cash on hand decreased to $2,392,516.  This leaves us sufficient liquidity, however, to fund our operations for the coming year.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of November 30, 2011.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of November 30, 2011.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors included in our Current Report on Form 8-K filed on September 2, 2011.

Item 2.	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

On September 2, 2011 Huayue Electronics, Inc. acquired the outstanding capital stock of China Metal Holding, Inc. (“China Metal”) in exchange for 9,200,000 shares of the Company’s common stock, and entered into an agreement with the two principal managers of the operating subsidiary of China Metal to serve on the Company’s board of directors in exchange for 20,201,500 shares of the Company’s common stock.  The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts. There was no underwriter.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6	Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUAYUE ELECTRONICS, INC.

Date: January 10, 2012	By: /s/ Pan Shudong
Pan Shudong, Chief Executive Officer

By: /s/ Gan Liuzhi
Gan Liuzhi, Chief Financial Officer, Chief Accounting Officer