Form 10-Q
period 2012-02-29
Huayue Electronics, Inc.
filed 2012-04-13
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer      Accelerated filer __ Non-accelerated filer    Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

April 13, 2012
Common Voting Stock: 30,067,741

HUAYUE ELECTRONICS, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED FEDBRUARY 29, 2012

TABLE OF CONTENTS

		Page No
Part I	Financial Information
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet – February 29, 2012 and May 31, 2011	2
	Consolidated Income Statement - for the Three and Nine
	Month Periods Ended February 29, 2012 and 2011	3
	Consolidated Statement of Stockholder Equity - for the
	Nine Months Ended February 29, 2012	4
	Consolidated Statement of Cash Flows – for the
	Nine Months Ended February 29, 2012 and 2011	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
Part II	Other Information
Item 1.	Legal Proceedings	23
Items 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

HUAYUE ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
	February 29, 2012	May 31, 2011
	unaudited
Assets
Current assets:
Cash and cash equivalent	$3,782,346	$2,701,516
Accounts receivables, net	2,849,495	2,198,669
Prepaid account	4,169,583	3,560,503
Due from related parties	862,245	977,573
Other receivables	1,014,460	290,668
Inventory	2,196,369	2,259,197
Other assets	31,257	-
Total current assets	14,905,756	11,988,126
Plant, property and equipment, net	314,245	356,231
Marketable securities - available for sale	7,835	38,445
Total assets	15,227,836	12,382,803
Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	651,851	299,810
Tax payable	205,156	175,575
Short-term debt	5,928,257	6,523,248
Notes payable	3,178,690	2,930,064
Customer deposit	1,000,220	504,401
Due to related parties	126,508	234,527
Other payable	2,742,279	635,013
Total current liabilities	13,832,962	11,302,638

Total liabilities	13,832,962	11,302,638
Stockholders’ equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized and 30,067,741 shares, and 29,401,500 shares issued and outstanding at February 29, 2011, and May 31, 2011, respectively	30,068	29,402
Additional Paid In Capital	669,932	670,598
Statutory reserve	31,263	31,263
Retained earnings	498,310	281,363
Accumulated other comprehensive income	165,301	67,539
Total stockholders’ equity	1,394,874	1,080,165
Total liabilities and stockholders’ equity	$15,227,836	$12,382,803

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC. CONSOLIDATED INCOME STATEMENT

UNIT: USD$
	FOR THE THREE MONTHS ENDED FEBRUARY 29,		FOR THE NINE MONTHS ENDED FEBRUARY 29,
	2012	2011	2012	2011

Sales Revenue	$2,501,290	$1,693,652	$5,900,764	$4,888,917
Cost of Goods Sold	2,120,285	1,512,957	5,277,426	4,247,055
Gross Profit	381,006	180,696	623,339	641,863

Selling Expenses	603	7,360	6,011	37,786
G&A Expense	102,382	48,536	192,485	175,802
Total expense	102,985	55,896	198,496	213,588
Income from operations	278,021	124,800	424,843	428,275
Interest Income (Expense)	(100,269)	(147,813)	(278,680)	(296,057)
Other income (Expense)	63,797	89,622	143,099	164,416
Profit before tax	241,549	66,609	289,262	296,634
Income tax	60,387	16,652	72,315	74,158

Net income	181,162	49,957	216,946	222,475
Other comprehensive income
Foreign currency translation adjustment	73,557	(394,902)	97,762	(251,378)
Comprehensive income	$254,719	$-344,945	$314,708	$-28,903
Income (Loss) Per Share, Basic and Diluted	$0.01	$0.00	$0.01	$0.01
Weighted Average Number of Common Shares, Basic and Diluted	30,067,741	29,401,500	30,067,741	29,401,500

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY
UNIT: USD$

	Common Stock
	Shares	Amount	Additional Paid In Capital	Statutory Reserve	Accumulated OCI	Retained Earnings	Total

Balance - May 31, 2011	29,401,500	$29,402	$670,598	$0	$67,539	$312,626	$1,080,165
Acquisition of net assets of HXT Holdings, Inc	666,241	666	(666)				-
Net income for the year						185,684	185,684
Statutory reserve				31,263			31,263
Foreign currency translation adjustment					97,762		97,762
Balance - February 29, 2012	30,067,741	30,068	669,932	31,263	165,301	498,310	1,394,874

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
		UNIT: USD$
	FOR THE NINE MONTHS ENDED FEBRUARY 29,
	2012	2011
Cash Flows From Operating Activities:
Net income	$216,946	$222,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,108	70,345
Changes in operating assets and liabilities:
Accounts receivable	(650,826)	(632,714)
Inventory	62,828	(512,943)
Advance to suppliers	(609,080)	1,007,878
Other receivable	(723,792)	882,312
Due from related parties	115,328	(534,435)
Advance to vendors	(31,257)	-
Accounts payable	352,041	(367,559)
Customer deposit	495,819	(1,313,817)
Due to related parties	(108,019)	1,462,813
Taxes payable	29,581	87,100
Accrued expenses and other payables	2,107,266	(2,041,725)
Net cash provided by (used in) operating activities	1,344,943	(1,670,270)
Cash flows from investing activities:
Addition to plant and equipment	(46,122)	(93,714)
Long-term Investment	30,610	(30,417)
Net cash provided by (used in) investing activities	(15,512)	(124,131)
Cash flows from financing activities:
Short term debt	(594,991)	1,055,636
Notes payable	248,626	1,251,280
Net cash provided by (used in) financing activities	(346,365)	2,306,916
Effect of exchange rate changes on cash and cash equivalents	97,764	38,226
Net increase (decrease) in cash and cash equivalents	1,080,830	550,741
Cash and cash equivalents at beginning of period	2,701,516	1,659,267

Cash and cash equivalents at end of period	$3,782,346	$2,210,008
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$281,105	$296,057

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) is the new name for HXT Holdings, Inc., effective on November 2, 2011.  Huayue Electronics, Inc. was incorporated under the laws of the State of Delaware on January 13, 2005.

On September 2, 2011, Huayue Electronics acquired all of the outstanding capital stock of China Metal Holding, Inc. (“China Metal”), a privately owned corporation formed in the State of Delaware, United States of America, through HXT Acquisition Corp., a newly formed Delaware corporation that is wholly owned by the Company. China Metal is a holding company whose only asset is 100% of the registered capital of Changzhou Huayue Electronics Company, Limited (“Changzhou Huayue”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Changzhou Huayue is engaged in developing, manufacturing and selling high frequency induction lights and electrolytic capacitors. Changzhou Huayue’s offices and manufacturing facilities are located in China.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

Inventory

Inventory is composed of raw materials, packing materials, work in process and finished goods. Inventory is valued at the lower of cost or market with cost determined by the weighted average method.

Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory is considered necessary for the three months and nine months ended February 29, 2012 and 2011.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances for raw materials purchased from certain domestic vendors. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make advances from one and one-half months to three months ahead. The advances to suppliers were $4,169,583 as of February 29, 2012 and $3,560,503 as of May 31, 2011.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. No impairment loss is recorded for the three months and nine months ended February 29, 2012 and 2011.

Customer deposit

Revenue from the sale of goods or services is recognized at the time that goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in a subsequent period are carried forward as customer deposit. The customer deposits were $ 1,000,220 as of February 29, 2012 and $ 504,401 as of May 31, 2011.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 (formerly Statement of Financial Accounting Standards (”SFAS”) No. 109), “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There was no deferred tax amounts recognized for the three months and nine months ended at February 29, 2012 and 2011, respectively.

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

At February 29, 2012, the securities that the Company held were level 1 type of securities.  The prices of these securities were quoted in the active capital marketplace in China.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

Fair value of financial instruments (continued)

Unrealized holding gains or losses for available-for-sale securities, if any, are recognized in Other Comprehensive Income (OCI), not in earnings.  If a decline in fair value for Available-for-sales securities is determined “other than temporary”, impairment losses are recognized in earnings.

As of February 29, 2012, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

Value-added tax
Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded $151,802 and $123,805 VAT payable net of payments in the financial statements as of February 29, 2012 and May 31, 2011, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $0 and $1,285 for the three months ended February 29, 2012 and 2011, respectively.

The Company incurred advertising costs of $8,509 and $4,767 for the nine months ended February 29, 2012 and 2011, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45. The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the three months ended February 29, 2012 and 2011, the Company incurred $998 and $0 mailing and handling costs, respectively.  For the nine months ended February 29, 2012 and 2011, the Company incurred $7,482 and $6,210 mailing and handling costs, respectively.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

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

Translation adjustments resulting from this process amounted to $165,301 and $67,539 as of February, 2012 and May 31, 2011, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective years:

	February 29,	May 31,	February, 28
	2012	2011	2011
Quarter End RMB Exchange Rate (RMB/USD$)	6.2919	6.4845	6.5752
Average Year-to-date RMB Exchange Rate (RMB/USD$)	6.3772	6.7096	6.7031

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

Recent accounting pronouncements or amendments (continued)

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

NOTE 3 - ACCOUNTS RECEIVABLE
Accounts receivables consist of trade receivables resulting from sales of products during the normal course of business. Account receivables at February 29, 2012 and May 31, 2011 amounted to $3,026,119 and $2,363,235, respectively.

The allowance for bad debt amounts as of February 29, 2012 and May 31, 2011 was $176,624 and $164,566, respectively.

NOTE 4 – INVENTORY

The inventory consists of the following:

	February 29, 2012	May 31, 2011
	USD	USD
Raw materials	593,961	354,099
Packaging	60,311	57,228
Work-in-progress	751,469	1,206,163
Finished goods	790,627	641,706
Total Inventories	2,196,369	2,259,197

No allowance for inventory was made for the three months and nine months ended February 29, 2012.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

The detail of property, plant and equipment is as follows:

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

	February 29, 2012	May 31, 2011
	USD	USD
Machinery Equipment	657,691	1,077,740
Electronic Equipment	69,908	175,572
Transportation Equipment	600,018	28,182
Subtotal	1,327,617	1,281,495
Less: Accumulated Depreciation	1,013,372	925,264
Total plant, property and equipment, net	$314,245	$356,231

Depreciation expense for the three months ended February 29, 2012 and 2011 was $20,863 and $12,148, respectively.  Depreciation expense for the nine months ended February 29, 2012 and 2011 was $88,108 and $70,345, respectively.

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

During the quarter and nine months ended February 29, 2012, the Company did not recognize any unrealized gains or losses from the Marketable securities. During the quarter ended February 29, 2012, the Company sold its trading securities in the amount of $30,610 and recognized a loss from the sale in the amount of $1,815.

The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. If appropriate, the Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. No impairment losses were identified for the quarter and nine months ended at February 29, 2012.

As of February 29, 2012, the Company’s financial assets are reported as marketable securities, at fair value, in the accompanying balance sheets.  The following table summarizes the marketable securities measured at fair value as of February 29, 2012, at each hierarchical level:

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

NOTE 6 - MARKETABLE SECURITIES (Continued)

Class of Financial assets:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Balance at February 29,2012
	(Level 1)	(Level 2)	2011
Available-for-sale securities	$7,835	$0	$7,835
(Non-Current Assets)
Total financial assets	$7,835	$0	$7,835

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

 The related parties of the company are comprised as follows:

Name of entity or individual	Relationship with the Company
Changzhou Hengchuan Plastics Co, Ltd	Entity controlled by Mr. Pan Sudong and His Wife
Changzhou Shiji Jinyue Packaging Co.,Ltd	Entity controlled by Mr. Pan Sudong’s Sister
Changzhou Jinyue Elctronic Co.,Ltd	Entity controlled by Mr. Pan Sudong’s Sister
Changzhou Leyuan International Trade Co.,Ltd	Entity controlled by Mr. Pan Sudong’s Sister
Mr. Pan Sudong	Controlling person of China Metal Holding, Inc
Ms.Li Xingmei	Mr. Pan Sudong’s Wife and Director of Changzhou Huayue Electronic Co.,Ltd

Due from Related Parties:

Due from Related Parties, at February 29, 2012 and May 31 2011, consisted of the following balances:

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

Related party	Transaction	February 29, 2012	May 31, 2011
		USD	USD
Changzhou Hengchuan Plastics Co, Ltd	Accounts receivable	$69,751	$237,489
Changzhou Teweile Energy Saving Lighting Technology Co.,Ltd	Accounts receivable	-	620,535
Changzhou Jinyue Electronics Co., Ltd	Accounts receivable	49,619
Changzhou Shiji Jinyue Packaging Co.,Ltd	Accounts receivable	442,875	48,146
Mr. Pan Shudong	Due from Mr. Pan	-	71,403
Total due from related parties		$862,245	$977,573

Due to Related Parties

Due to Related Parties at February 29, 2012 and May 31 2011, consisted of the follows:

Related party		February 29, 2012	May 31, 2011
		USD	USD
Changzhou Leyuan International Trade Co.,Ltd	Accounts payable	$39,123	$61,686
Changzhou Hengchuan Plastics Co, Ltd	Accounts payable	-	7,711
Changzhou Shiji Jinyue Packaging Co.,Ltd	Customer Deposit	80,577	-
Changzhou Leyuan International Trade Co.,Ltd	Customer Deposit	-	10,917
Payable to Mr. Pan Sudong	Other payable	6,808	154,214
Total due to related parties		$126,508	$234,527

On December 2, 2011, Ms. Shanmei Li, Mr. Pan Shudong’s wife sold all her 58% of interest in Changzhou Teweile Energy Saving Lighting Technology Co., Ltd to an unrelated third party, Mr. Zhu Jianfong, for a consideration of ¥580,000.  Mr. Zhu Jianfong assumed all the liabilities of Changzhou Teweile.  As a result, Changzhou Teweile has no longer been a related party of Huayue Electronics.  Correspondingly, Huayue Electronics’ payables and receivables to and from Teweile were reclassified from related party transactions to external transactions.

Changzhou Huayue is currently using the buildings of Changzhou Hengchuan Plastics Co, Ltd.  On May 18, 2011, Changzhou Huayue and Changzhou Hengchuan signed a lease agreement, under which Changzhou Huayue pays RMB ¥120,000 annually for using Changzhou Hengchuan’s buildings.  The term of the lease is 10 years and the rent payment is due annually.  For the nine months ended February 29, 2012, Changzhou Huayue accrued $14,112 rent expense which was due to Changzhou Hengchuan.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

NOTE 8 - SHORT TERM LOANS

The Company’s short term debt consisted of the following:

	February 29, 2012	May 31, 2011
	USD	USD
Loan from china communication Bank (6% annual interest rate, 5 million is due on 5/9/2012, 5 million is due on 6/6/2012, 6 million is due on 12/21/2012, 4 million is due on 3/2/2012)	$3,178,690	$3,084,278
Loan from China Commercial Bank (6% annual interest rate, 3 million is due on 7/12/2012 and 3 million is due on 6/15/2012)	953,607	925,283
Loan from Chinese bank (6% annual interest rate, due on 8/8/2012)	1,795,960	1,742,617
Loan from Changzhou Wujinyintong Agriculture Credit Union (6% annual interest rate, due on 3/18/2012)		771,069
Total short term debt	$5,928,257	6,523,248

Interest expense for the above short term loans totaled $100,269 and $147,649 for the three months ended February 29, 2012 and 2011, respectively.  Interest expense for the above short term loans totaled $278,680 and $296,057 for the nine months ended February 29, 2012 and 2011, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at February 29, 2012 and 2011 are as follows:

Tax Payable	February 29, 2012	May 31, 2011
	USD	USD
Corporate Income Tax	$52,982	$51,409
Value-Added Tax	151,802	123,805
Other Tax & Fees	372	361
Total Tax Payable	205,156	175,575

NOTE 10 - NOTES PAYABLE

As of February 29, 2012, the Company has bank acceptance notes payable in the amount of $3,178,690. The notes are guaranteed to be paid by the banks and usually for a short-term period of 3 to 6 months with 6% annual interest rate on the maturity date.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

NOTE 11 - INCOME TAXES

Corporation income tax (“CIT”)

The Company’s operating subsidiary, Changzhou Huayue, is subject to the corporate income tax at a statutory rate of 25%.

For the quarter ended February 29, 2012, Changzhou Huayue recorded $60,387 income tax provision; for the quarter ended February 28, 2011, Changzhou Huayue recorded $16,652 income tax provision.

For the nine months ended February 29, 2012, Changzhou Huayue recorded $72,315 income tax provision; for the nine months ended February 28, 2011, Changzhou Huayue recorded $74,158 income tax provision.

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

NOTE 12 - STOCKHOLDERS’ EQUITY

As of February 29, 2012, and May 31, 2011, for financial reporting purposes, there were 30,067,741 shares and 29,401,500 shares of common stock issued and outstanding, respectively.

NOTE 13 - MAJOR CUSTOMERS AND SUPPLIERS

Three major customers accounted for approximately 21% of the net revenue for the three months ended February 29, 2012, with each customer individually accounting for from 4% to 13% of the net revenue.

Three major customers accounted for approximately 19% of the net revenue for the nine months ended February 29, 2012, with each customer individually accounting for from 5% to 10% of the net revenue.

At February 29, 2012, the total receivable balance due from one major customer was $326,649, representing 11% of total accounts receivable.

One major vendor provided approximately 73% of the Company’s purchases of raw materials for the nine months ended February 29, 2012.

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

We recently changed our domestic distribution strategy, moving from direct sales to the development of regional sales agents. We have identified 20 agents and plan to increase this number to between 40 and 50 by December 31, 2012. Changzhou Huayue believes that this strategic decision will enable us to expand our market throughout China in the coming year.

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

Changzhou Huayue’s sales revenue for the nine months ended February 29, 2012 increased to $5,900,764, an increase of 21% over sales revenue in the nine months ended February 28, 2011.  However, $1,493,830 of the sales revenue in the quarter ended August 31, 2011 - i.e. 44% of the six months revenue - was attributable to a sale to a related party (Changzhou Teweile Energy Saving Lighting Technology Co., Ltd.) in which Changzhou Huayue sold goods to Changzhou Teweile at a loss of $109,193, permitting Changzhou Teweile to resell the goods to the ultimate customer at a profit. As a result of the loss incurred on that sale, Changzhou Huayue’s gross profit for the quarter ended August 31, 2011 was only $98,259, representing a gross margin ratio of 4.1%. As a result of that transaction, despite the 21% increase in revenue for the nine months ended February 29, 2012, our gross profit fell by 3% from the nine months ended February 28, 2011 to the nine months ended February 29, 2012.

More indicative of our current level of operations than the nine month results are our results for the quarter ended February 29, 2012.  Our sales increased by 48% from the quarter ended February 28, 2011 to the quarter ended February 29, 2012. Since sales had been modest in the earlier quarters of this fiscal year, primarily because our transition from direct sales to sales through agents was still in its start-up phase, the 48% increase in sales in the recent quarter indicated that the new agents are gaining traction in their marketing efforts.

The margins on our induction lighting sales remain lower than we anticipate for the long term, due to the cost of introducing new induction lighting products.  Because we are trying to rapidly grasp a solid position in the induction lighting market, we have been introducing products while they are still in the final development stages.  We sell the new products on a small scale basis, while our technicians continue to improve the failure rate and develop efficiencies in the use of materials.  This process allows us to market aggressively, but results in a high cost of goods sold.  Our gross margin for the three months ended February 29, 2012, then, was 15%, compared to 11% in the three months ended February 28, 2011.  We anticipate that as our market position matures, we will be able to fully develop new products before taking them to market, which will improve our margins.

Even though our gross income for the quarter and nine months ended February 29, 2012 was modest, we remained profitable due to the low level of our operating expenses.  Contributing to this efficiency, selling expenses declined to $603 in the quarter ended February 29, 2012 from $7,360 in the third quarter of the prior fiscal year, a decrease that reflected our decision to reduce direct sales and replace them with a network of independent agents.  General and administrative expenses increased by 111% from the quarter ended February 28, 2011 to the quarter ended February 29, 2012, but increased by only 9% from the nine months ended February 28, 2011 to the nine months ended February 29, 2012.  General and administrative expenses will continue to increase in the coming year, however, as we assume the obligations attendant to being a U.S. public company, including legal and accounting expenses and other expenses related to the nurturing of our new shareholder base.

Although we continue to rely on short-term bank debt for our liquidity, our current net interest expense is lower than it was a year ago due to more favorable interest rates plus our own high cash balances that bear interest (albeit at the very low rate currently offered in China’s banks).  Our net interest expense for the quarter ended February 29, 2012 decreased to $100,929 from net interest expense of $147,813 in the comparable prior quarter, and to $278,680 for the nine months ended February 29, 2012 from $296,057 for the comparable period of fiscal 2011.  As discussed below, we hope to access the U.S. capital markets to obtain equity funding to pay off the debt and further reduce this cost and our exposure to increasing interest rates.

Our net profit before tax for the recent quarter was $241,549, on which we accrued income tax at the Chinese national rate of 25%, yielding a net income for the quarter ended February 29, 2012 of $181,162.  Our net income for the quarter ended February 28, 2011 was $49,957.  Net income for the nine months ended February 29, 2012 was $216,946, compared to $222,475 in the nine months ended February 28, 2011.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business.  The amount added to “accumulated other comprehensive income” was $97,762 during the nine months ended February 29, 2012.  During the nine months ended February 28, 2011, when the exchange rate was more volatile, our accumulated other comprehensive income decreased by $251,378.

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

As is common in China, all of our bank borrowing is done on a short-term basis.  As a result, the entire amount of $11,849,226 that we owed to lending institutions at February 29, 2012 has been classified as short-term debt, although we have every reason to believe that the institutions will replace the loans as they come due.  Because our debts are all classified as short-term, at February 29, 2012 we had only $1,072,794 in working capital, an increase of $387,306 from May 31, 2011, the end of our 2011 fiscal year.

Included in our current liabilities at February 29, 2012 was an “other payable” of $2,742,279.  This represented an overnight loan that we secured to fund our bank deposit obligation.  A significant portion of the bank loans that we have obtained require us, at the end of each month, to maintain deposits with lender equal to a percentage, typically 50%, of the amount loaned.  At February 29, 2012, to meet that obligation we borrowed on an overnight basis the funds recorded as “other payable.”

The largest component of our current assets was our prepaid expenses.  In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. That security is the purpose for the $4,169,583 prepaid account on our February 29, 2012 balance sheet.

Our accounts receivable, which were $2,849,495 at February 29, 2012, are large relative to recent revenue.  In our efforts to achieve a substantial beachhead in the induction lighting market, we offer certain customers ninety days after delivery to make payment to us.  In general, we do so only after we are assured that the customer has the capability and intent to make payment.  This practice reduces our liquidity to some extent, but helps us develop long-term, repeat customers.  As our induction lighting business matures, however, we will move toward more conventional payment terms.

The amount due from related parties swelled during the quarter ended August 31, 2011 because of the $1,493,830 sale to Changzhou Teweile discussed in Results of Operations above.  The entirely of that debt was satisfied during the third quarter of fiscal 2012, upon Changzhou Teweile’s receipt of payment from its customer.  The remaining balance reflects the residual effect of prior related party transactions.  As noted above, we do not intend to engage in related party sales in this manner in the future.

Cash flow from operations during the nine months ended February 29, 2012 was $1,344,943, although net income was only $216,946.  The primary reason for the disparity was the increase of $2,107,266 in our accrued expenses and other payables.  We financed our operations, therefore, by delaying payments to our creditors, which is a short-term only remedy for the cash requirements of our expanding operations. In addition, $495,819 in customer deposits increased our cash balances, leaving us with $3,782,346 in cash on February 29, 2012.  This balance should provide us sufficient liquidity to fund our operations for the coming year.

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

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of February 29, 2012.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 4.          Mine Safety Disclosures

     None.

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

HUAYUE ELECTRONICS, INC.

Date: April 13, 2012	By: /s/ Pan Shudong
Pan Shudong, Chief Executive Officer

By: /s/ Gan Liuzhi
Gan Liuzhi, Chief Financial Officer, Chief Accounting Officer