Form 10-K
period 2012-05-31
Huayue Electronics, Inc.
filed 2012-08-28
CIK 1315756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE FISCAL YEAR ENDED MAY 31, 2012

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _________ to __________

Commission File Number 0-54205

HUAYUE ELECTRONICS, INC. (Name of Registrant in its Charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

51 Huilingxi Road, Zhouhuizheng, Wujin District Changzhou, Jiangsu Province, P.R. China 213022
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86-519-83630688

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √_   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  √_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer      Accelerated filer      Non-accelerated filer       Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

As of November 30, 2011, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $25,035,852 based upon the closing sale price on November 30, 2011 of $2.50 per share.

As of August 28, 2012, there were 30,067,741 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Huayue Electronics, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.        BUSINESS

Huayue Electronics, Inc. is a Delaware corporation that, through a subsidiary, owns all of the registered capital of Changzhou Huayue Electronic Co., Ltd. (“Changzhou Huayue”).  Changzhou Huayue was organized in 1999 under the laws of the People’s Republic of China (“PRC”).  Changzhou Huayue is engaged in the businesses of developing, producing and selling two major product lines:

●	high frequency induction lights, and
●	electrolytic capacitors.

While revenues in fiscal year 2012 (which ended on May 31, 2012) were split approximately 62-38 between these two business lines, we anticipate that our future growth will be derived primarily from the lighting business.

Induction Lighting

Changzhou Huayue was founded in November, 1999 as a corporation under the laws of the PRC by Mr.  Shudong Pan.  Initially, Changzhou Huayue was engaged in the business of developing, producing and selling electrolytic capacitors.  In 2008, Changzhou Huayue’s management team decided to expand the company’s activities by entering the business of producing and selling high frequency induction lights.  Towards this end, Changzhou Huayue built a production facility in Changzhou in 2009.

High frequency induction lights represent the fourth generation of lighting products.   The first three generations were incandescent lights, fluorescent lamps and energy-saving lights:

●	The incandescent light bulb, invented by Thomas Edison in 1879, creates light by heating a filament inside the tube. The heat makes the filament white hot, producing visible light. Because light is created through heat, about 90% of the energy these lamps produce is in the form of heat or infrared radiation.

•
In the early 20th Century, conventional fluorescent lights were patented.  In these lamps, mercury vapor or another type of gas in the tube, when excited by an electrode, produces invisible ultraviolet light.  These light waves hit the white powder coating on the inside of the tube, called phosphors, which then produces white visible light.  This method of producing light is more energy efficient than incandescent lighting, producing only about 30% of the heat.

•
Energy-saving lamps, such as compact fluorescent lights, were developed to replace standard incandescent bulbs, producing the same amount of light with reduced power use and cost.  However, the presence of electrodes in conventional fluorescent lights imposes many restrictions on lamp design and performance and limits lamp life.

The fourth generation of lighting functions without electrodes.  The theories behind the wireless transfer of power to lamps were articulated in the late 19th Century.  In the early and mid-20th Century, these principles were applied to create designs for high frequency electrodeless lights.  In the late 1960s, General Electric applied for patents on an electrodeless lamp and in 1994 announced the production of an electrodeless lamp that included an integrated ballast, which is the device that regulates the current flowing through the lamp to prevent overheating.  The first Chinese version of an electrodeless lamp was produced in a lab in 1998, and low-frequency electrodeless lights were introduced in the PRC in 2003.  In 2005, Zhejiang University developed high frequency electrodeless technology, greatly lowering the cost of induction lights, making them commercially practical.

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

Internal induction lamps, which resemble the shape of incandescent lights, were developed first.  The bulb contains inert gas, a pellet from a mercury amalgam or alloy, phosphors coating the interior, and a glass tube extending from bottom of the bulb to form a cavity.   This test tube-like cavity contains an induction coil wound around a ferrite shaft.  The inductor is excited by high frequency electric power from external ballast.  This causes a magnetic field to penetrate the glass and excite the mercury atoms, which emit ultraviolet light.  These waves are converted to visible light by the phosphor coating.

In an external induction lamp, electromagnets are wrapped around a part of the tube.   The tube contains mercury atoms which are provided by a pellet of mercury amalgam.  High frequency energy from the ballast is sent through wires which are wrapped in a coil around a ferrite inductor.  This creates a powerful magnetic force which excites the mercury atoms.  As with the other forms of fluorescent lighting, the mercury emits ultraviolet light which hits the phosphors and produces visible light.

Following its entry into the induction lighting business, Changzhou Huayue obtained the required PRC government certificates and a patent for induction lamps in March, 2009.  During the first half of 2010, the company met certification requirements for compliance with international and European Community standards.  Changzhou Huayue participated in the drafting of three of the PRC National Induction Lighting Efficiency Standards and acted as the principal drafter of two of them.  By 2011, we had acquired more than 60 patents in the PRC, 33 of which are currently in use.

Changzhou Huayue produces both of the two major types of electromagnetic induction lamps: internal and external.  We had initially focused on external lamps, but advances in our technology have enabled us to increasingly produce and promote internal induction lights.

Advantages of Induction Lighting

High frequency induction lamps have a number of advantages over other types of lighting:

●
Longer Life Span.  Electrodes in incandescent and conventional fluorescent lamps decay, producing less light over time, and are generally the limiting factor in the lives of the light.  The average life span of a traditional lamp is no more than one year.  By avoiding the use of electrodes, induction lamps can have life spans of up to 60,000 hours. As a result, we are able to offer five year warranties on our products.  The extended life reduces the frequency and cost of replacement. It also makes our lamps particularly suitable for locations or structures where servicing and light replacement are difficult.

●
High Luminous Efficiency.  Electrodes in incandescent or conventional fluorescent lighting give rise to power loss and place limits on the gas pressure and its composition.  These restrictions do not apply to electrodeless induction lighting, so that gas pressure can be optimized, and the power rating and light output of the lamps can be significantly increased.

●
Quick Start.  Induction lights can be started or restarted without pre-heating.  Only a low current is necessary to initiate operation.  This enables the size of the distribution box to be reduced, lowering the installation cost.  Their quick start-up makes induction lamps particularly well suited for emergency lighting.

●
Automatic Brightness Adjustment.  Induction lamps can be designed to incorporate programmable smart cards, which can vary the level of brightness based on such factors as the time of day or the level of natural light.  The lamps can function at any point down to 30% of their capacity, providing significant flexibility.

●
Ballast Efficiency.  High frequency ballasts operate at around 98% efficiency while 10-15% of the energy is wasted in traditional lighting designs.  As a result¸ our ballasts significantly lower the pressure and pollution level of the energy grid.

●
Energy Efficiency.  Induction lighting can save as much as 75% of the energy that would be used in conventional fluorescent lamps.  An 85 watt induction lamp can produce the same amount of light as a 450 watt conventional fluorescent light.

●	Environmentally Friendly. Induction lights use amalgams (mercury alloys) instead of liquid mercury. This difference reduces the amount of pollution that occurs from the disposal of the lamps.

●
High Lighting Quality.  Because they operate at a high frequency, induction lights do not produce glare and do not flicker.  This makes them ideal for use in the workplace, avoiding those lighting effects that can cause migraines.

●	Few Constraints on Installation Locations. Induction lamps can be installed in a large variety of settings, making them particularly useful in public or industrial situations.

Our Applications of Induction Lighting

Changzhou Huayue has installed induction lamps in the following public and industrial projects:

●
High Bay Lighting.  Factories with high ceilings often require that the surface brightness of the lighting source be lowered to an indoor natural lighting level.  Induction lamps provide a bright, but more pleasant, lighting source than traditional forms of lighting in these plants.  Where they have been installed, the accident rate has gone down and less energy is consumed.  For these reasons, Chinese factories are increasingly using induction lamps.

●
Roadway Lighting.  Induction lamps are well suited for the lighting of roadways, particularly in locations where maintenance is difficult.  The Nanpu Bridge lighting project used induction lamps, which resulted in a 34% reduction in cost from the original lamps.

●
Lighting in Tunnels.  Because of their lack of glare, quick start, ability to automatically adjust  brightness, and lower maintenance cost, induction lamps are used in over 100 tunnels in the PRC, such as the Shanghai Waitan Tunnel and all the tunnels on the Wuhan-Guangzhou high-speed railway.

●	Lighting for Public Facilities. The ability to adjust the brightness level through programmable smart cards makes induction lamps highly attractive for use in outdoor public locations.

●	Emergency Lighting. By being able to start quickly with a relatively low current, induction lamps are well suited for use as emergency lights.

●	Office or Residential Lighting. Induction lights work well in office or residential settings because of the absence of glare and flicker.

During fiscal year 2013 we will be introducing a full line of induction lighting products for use in residential housing.  This line will significantly expand our potential market.  Combined with the ongoing expansion of our marketing network, we expect this new line to result in a market expansion in our sales.

Induction Lighting: Competition

The global market for lighting products is dominated by very large multi-national corporations headquartered outside of the PRC, such as Philips, Osram (a subsidiary of Seimens) and General Electric. We believe that, to date, these companies have not made induction lighting a priority.  Our technological advances are protected by 33 patents issued in the PRC and currently in use.  Also, these multi-nationals may face higher costs than those incurred by Changzhou Huayue in the PRC, giving us a pricing advantage.  However, these companies have many times the resources of Changzhou Huayue so that this situation could change rapidly.  Should one or more of these multi-nationals decide to enter our market and devote resources to it, we would be at a substantial disadvantage.

We also have numerous domestic competitors in the market for induction lighting.  Most of these companies have targeted the low power segment, as opposed to the high frequency products which are Changzhou Huayue’s focus.  We believe that many of those competitors developing high power lighting have encountered serious problems including low research productivity, simple product design, unstable quality control and limited product applicability.

Huayue believes it has significant competitive advantages over these local enterprises.  Along with our technology protected by international patents, our products benefit from representing high quality at a low cost.  The incorporation of smart cards into our lamps provides constant power control and the ability to automatically adjust brightness.  We have the facilities to mass produce 300 watt induction lamps with long lives that do not require frequent maintenance, as backed up by our warranties.

We also have substantial equity in our brand name.  Our electrolytic capacitors achieved widespread domestic popularity and became internationally known through their export to ten countries.  Since our entry into the high frequency induction lighting market, we have won a number of awards and have been appointed to serve important industry functions by the PRC government.

Huayue further believes that it derives a meaningful distribution and transportation advantages from its location in a central area for lighting companies in the town of Zouqu in Changzhou City.  It is in the “Yangtze River Golden Triangle” within drivable distance from two of the PRC’s largest cities, Shanghai and Nanjing.  In addition, the Shanghai-Nanjing railway, the Shanghai-Nanjing highway and the Beijing-Hangzhou Grand Canal run through the city of Changzhou.

Induction Lighting:  Marketing and Distribution

Huayue believes that the market demand for all types of industrial lighting in China is 400 billion Chinese Renminbi (“RMB”), or $62.7 billion, per year, with the lighting of public facilities and high bays accounting for 300 billion RMB of this amount and the remaining 100 billion RMB relating to the lighting of private property.  Huayue has targeted the former segment of this market.  The market for induction lighting in the PRC has been estimated to be as large as 100 billion RMB, and the PRC National Lighting Association projects that the demand for induction lights will reach 10 million units by the end of 2012.  We estimate that our international market will be double or triple the size of the domestic one.

We recently changed our domestic distribution strategy, moving from direct sales to the development of regional sales agents.  We have identified 46 agents and plan to increase this number to 60 by the end of calendar 2012.  Huayue believes that this strategic decision contributed to the significantly increased sales during fiscal 2012.

Historically, Changzhou Huayue had exported its electrolytic capacitors and related products to the United States, Europe and other countries in Asia, creating global brand awareness.  For our induction lighting products, we have been securing the government approvals necessary to engage in export, and are currently in the process of negotiating terms with prospective international sales agents.  Our plan is to price our products sold internationally at a 20% premium to our domestic sales, in order to provide a margin for adverse currency movements.

Induction Lighting:  Involvement of the PRC Government

Changzhou Huayue has enjoyed the support of the PRC government.  Leaders within the government as well as specialists from such entities as the Policy Research Center of the Communist Party of China and the Economic Research Office of the State Council visited our site and reviewed our technology in early 2010.  That same year, a group of experts recommended that the induction lighting industry and its technology be further developed as a matter of public policy.  As a result, the PRC government designated induction lamps as high-efficiency products that would be eligible for preferential policies and subsidies.  We received 490,000 RMB (or $78,000) of funding from the government in the year ended May 31, 2010, 610,000 RMB (or $97,000) in the year ended May 31, 2011, and 495,000 RMB (or $79,000) in the year ended May 31, 2012.

In order to promote energy saving through the replacement of traditional lighting, induction lamps were put on the government procurement list.  At the request of various governmental ministries and commissions, we have installed induction lamps on the Shengli Oilfield and the Shanghai Middle Ring Highway, and are working on the installation of induction lamps as a part of such projects as Beijing International Airport, Petro China, SinoPec and Saicgroup.  Huayue believes that these projects will improve awareness of our brands and expand our market share.

Electrolytic Capacitors

Changzhou Huayue’s historic business has been the development, manufacture and sale of electrolytic capacitors.  This business contributed approximately 80% of our revenues in the year ended May 31, 2010, 44% of our revenue in the year ended May 31, 2011, and 38% of our revenue in the year ended May 3,1 2012.  We manufacture the electrolytic capacitors in the same facility in Changzhou as the induction lamps, but in a different workshop.  We distribute our capacitors through both domestic retailers in the PRC and international trading companies.  Strong sales and performance of this product line in the past have created good will for Changzhou Huayue and established a global brand.

Competition in the market for electrolytic capacitors has been particularly intense in recent years.  A number of firms have entered the industry, many of which are larger and have technology superior to that of Changzhou Huayue.  We have responded by targeting the lower end of the market where we remain competitive on the basis of price, name recognition, and the dependence of clients who have purchased our product line of capacitors in the past.  However, given these difficult competitive conditions and the increasing cost of labor, we have determined, as a strategic matter, not to make significant additional investments in this area.   Moreover, the technology is fairly developed and only 5% of our product development expenditures over the past three years have related to this business.

Raw Materials and Our Suppliers

In connection with our induction lighting business, we purchase glass shells, high temperature cables, power supplies, mercury amalgam, and aluminum blocks.  The key supplies purchased for our electrolytic capacitors are positive and negative foil.

During the year ended May 31, 2012, Changzhou Huayue purchased 68% of its materials from Shanghai Mahe Electronics Company, Ltd. (“Shanghai Mahe”).  Shanghai Mahe does not have any other business relationships with either Changzhou Huayue or any of its affiliates.   We also acquired 10% of our materials during the year ended May 31, 2012 from Wujiang Xinfeng Electronics Company, Ltd. (“Wujiang Xinfeng”). Although the reliance on purchases from Shanghai Mahe and Wujiang Xinfeng is heavy, there are feasible alternative sources of these materials in China.

Our Customers

Throughout our history, the bulk of our sales have been made to a few major customers, which in turn have distributed our products to end users.  With the growth in our induction lighting business during the past two fiscal years, the degree of concentration in our customer list has declined.  During the year ended May 31, 2012, the top five non-affiliated customers accounted for 22% of our revenue, with no single non-affiliated customer representing more than 10% of revenue.  In the year ended May 31, 2011 the top five customers accounted for 16% of our revenue.  By comparison, during the year ended May 31, 2010, when capacitors dominated our sales, our top five customers accounted for 41% of our sales.

Sales to a single affiliated company, Changzhou Teweile Energy-saving Lighting Tech Co., Ltd. (“Changzhou Teweile”), produced 48% of our revenue during fiscal 2012.  Changzhou Teweile is owned by Li Xinmei, a member of our board of directors and spouse of our CEO.  We utilized this conduit for sales during fiscal 2012 because, prior to the date when Huayue became a public company, Changzhou Teweile had developed an important customer base.  In the first quarter of fiscal 2012, before we became a public company, we sold approximately $1.4 million in goods to Changzhou Teweile at cost.  Since that time, all sales to Changzhou Teweile have been at market prices.

Intellectual Property

  We have proprietary rights with respect to our technology.  From 2008 to 2010, we obtained 60 patents from the PRC government, of which 33 are currently in use.  We currently have an additional 13 patent applications pending.  All of these patents relate to the induction lighting business.  We believe that the breadth of description of our patents gives us significant protection.

Changzhou Huayue also holds registered trademarks for both the induction lamp and electrolytic capacitor businesses.

Insurance

Changzhou Huayue maintains the insurance required by the PRC Labor and Social Security Law.  In addition, we insured certain property against accidents in our commercial insurance policy.  The total annual premium on this policy is 658,600 RMB or $105,000.

Environmental Considerations

Induction lamps, such as those manufactured by Changzhou Huayue, are considered to be highly environmentally friendly.  It is controversial among scientists whether the liquid mercury amalgam used in energy saving lamps, the third generation lighting source, creates serious pollution problems upon disposal. Regardless of the outcome of that controversy, it is clear that induction lamps are preferable on environmental grounds.  Because of their longer life spans, induction lamps need to be discarded much less frequently.  Moreover, the solid mercury amalgam used in induction lamps can be disposed of with reasonable efforts and does not produce either water or ground pollution.

We spent about 800,000 RMB, or $127,000, in the year ended May 31, 2012 on compliance with environmental laws and regulations.  Because we have designed our production with environmental concerns in mind, we do not expect this amount to increase in the coming years.

Employees

We currently have a total of 106 employees.  Of the overall total, 25 employees are in management.  13 employees located in the Research Development Center in Shanghai, as well as a few site engineers, do product development and are included in the management total.  Many of these individuals were recruited from outside the PRC.  7 employees are involved in marketing.

ITEM 1A      RISK FACTORS

Investing in our common stock involves risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

The market for induction lights is highly competitive, which could adversely affect our sales and financial condition.

Several major multi-national enterprises dominate the global market for lighting.   These competitors are significantly larger than we are and have substantially greater financial resources that allow them to be in a better position to withstand changes in the industry.  Many also have been in the business for a longer period of time and have greater accumulated experience and higher global name recognition.  While these multi-nationals have not yet entered the high frequency induction lighting segment in China in a significant way, this situation could change at any time which could significantly damage our business.  In addition, our existing competitors may introduce new products based on alternative technologies that may cause us to lose customers which would result in a decline in our sales volume and earnings.  It is also likely that new competitors will enter the lighting market in China.  These entities may broaden or enhance their offerings to provide a product similar to ours or to compete more effectively with our products.  While we currently have advantages over our competitors in these areas, there can be no assurance we will be able to maintain this favored position over time.  Funding acquisitions, hiring new employees, broadening sales efforts and incurring the other costs of marketing expansion will increase expenses and thus adversely affect our margins.  As we expand our capacity, we expect that the volume and price of the supplies we purchase will increase.  Our materials cost is highly correlated with the prices of non-ferrous metals, phosphors, and rare earth elements.  Costs incurred in research and development may also increase.  Competition could cause us to lose market share, or increase expenditures or reduce pricing, each of which would have an adverse effect on the results of our operations, cash flows and financial condition.

We have been actively engaged in the induction lighting business, the anticipated source of the enterprise’s growth, only since 2009.  Unless we effectively manage our growth, we may not be profitable.

Although Changzhou Huayue was founded in 1999, until 2009 we were engaged solely in the electrolytic capacitor business, a business that is substantially unrelated to our induction lighting operations. While we have met with initial success in the development, production and sales of high frequency induction lamps, there can be no assurance that this will lead to positive financial results in the future.  Management also anticipates a major expansion of the operations carried on by Changzhou Huayue.  To achieve the objectives in our business plan, we must hire and train additional personnel and will require new equipment, facilities, information technology and other infrastructure resources.  We do not know if we will be able to expand our business rapidly enough or adequately manage this growth.  If we do not accurately predict demand for our products, we may have too much or too little production capacity. If growth is not effectively managed, it may have a substantial negative impact on our operations and profitability.  Also, improvement may be needed in operational, financial and management controls and our reporting systems and procedures.  The complexity of, and intense competition in, this business will cause us to face many challenges, some of which are not foreseeable.  If an ongoing source of financing is not available, the ability to continue ongoing operations could be compromised.

Changes in technology could make our products obsolete or uneconomic.

Our proprietary technology for high frequency induction lamps is a key competitive advantage for us.   Certain aspects of our lamps are protected by patents in the PRC.   However, new developments in the field of lighting are occurring at a rapid pace, and there can be no assurance that such development will not give rise to a different type of lamp that is superior to those offered by Changzhou Huayue.  To the extent that our competitors can take advantage of new technologies, competition in the market for lighting will increase and our revenues could decline.

Defense of our intellectual property rights could be expensive, time consuming and distracting.

 Our ability to compete effectively depends on our ability to distinguish our lamps from those of our competitors.   In order to protect this advantage and related technologies, we have relied on our patents and trademarks.  However, competitors are not prevented from developing products similar to ours or challenging our rights to the technology.  There has been an increasing trend for market participants to use conflicts over, and challenges to, intellectual property rights as a means to compete.  Patent and trademark challenges and enforcement of contractual provisions would increase our costs and divert the energies of management.

We currently benefit from the support of the PRC government and would be adversely affected were the government to change its view.

The PRC government provides Changzhou Huayue with the benefits of preferential policies and direct subsidies.  Induction lamps are on the government procurement list.  Projects initiated by government ministries and commissions have been the source of much of our business.  If the government were to change its position on the induction lighting industry in general, or Changzhou Huayue specifically, it would have a material adverse effect on the company.

Our electrolytic capacitor business operates at a disadvantage to certain competitors, and we have not make substantial new investments in this activity, making it highly unlikely that it will generate any meaningful growth in the future.

The market for electrolytic capacitors in the PRC is highly competitive, and the product is mature.   We regard it as a sunset business.   40 of our total 106 employees work in this area, and workforce turnover and increased labor costs are significant problems.  Certain of our competitors have advantages in technology and economies of scale.  We have targeted the lower end of the market, where we can continue to compete, but have not, and will not, devote significant additional resources to this business, either for research and development or new facilities.  We hope to maintain the absolute levels of revenue and profit of the electrolytic capacitor business, but do not view it as a source of future growth.

We may have difficulty establishing adequate management and financial controls in the PRC.

The PRC has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  This is a significant change for Huayue’s management.  We currently do not have employees who have the experience necessary to implement the kind of management and financial controls that are expected of a U. S. public company and may have difficulty hiring and retaining such employees in the PRC.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

General economic conditions in the PRC, including difficult credit and construction markets, affect demand for our products.

The success of our future sales efforts will to an extent depend on the positive momentum of the Chinese economy and the strength of Chinese public entities and enterprises.  Recent actions by the governmental authorities indicate a desire to slow the acceleration of the economy.  Also, many observers are predicting a significant drop in commercial real estate prices, which would have a material negative impact on the overall economy.  A significant economic slowdown or, more importantly, a recession could substantially hinder our efforts to implement our business plan.

The investments that we plan may result in dilution of the equity of our present shareholders or significantly increased borrowing costs.

Our business plan contemplates that we will raise $30 million in capital during the next two years in order to build a new production and sales distribution center and implement our growth strategy.  We intend to raise all or a large portion of the necessary funds by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary amounts.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If we are forced to borrow these amounts, our cost of capital will significantly increase.  If we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

Reliance on two suppliers for the large majority of our raw materials could adversely affect our operating results.

During the year ended May 31, 2012, Changzhou Huayue acquired 68% of its raw materials from Shanghai Mahe.  We also purchased 10% of our supplies from Wujiang Xinfeng.  Although there are feasible alternative sources for these supplies, the loss of either Shanghai Mahe or Wujiang Xinfeng as a supplier could be expected to have a material adverse effect on Huayue.  A shift to a new provider could result in increased costs, which would reduce margins.  This could have a long-term negative effect on our ability to expand the business, in addition to the near-term loss of income.  Until additional sources of supplies were developed and favorable price terms negotiated for higher volumes, our reliance on one supplier would put the welfare of our business at risk.

Currency fluctuations may adversely affect our operating results.

Changzhou Huayue generates revenues and incurs expenses and liabilities in RMB.  However, Huayue will report its consolidated financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the PRC government may take action to stimulate the Chinese economy that will have the effect of reducing the value of the RMB.  In addition, international currency markets may cause significant adjustments to occur in the value of the RMB.  Any such events that result in a devaluation of the RMB versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The PRC has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital.  Although PRC governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals necessary for our operations, and the PRC regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

We have limited business insurance coverage.

The insurance industry in the PRC is still at an early stage of development. Insurance companies in China offer limited business insurance products.  Chinese insurance companies do not, to our knowledge, offer business liability insurance.  Other than coverage for certain accidents, we do not have general business liability insurance coverage for our operations.  Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time.  Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit.  As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the U S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a U.S. corporation, we are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

The Company is not likely to hold annual shareholder meetings in the next few years.
Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the Company’s shareholders will have no effective means of exercising control over its operations.

ITEM 1B      UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.        DESCRIPTION OF PROPERTY

Changzhou Huayue produces both its induction lamps and electrolytic capacitors at a facility in Changzhou City.  This factory has a production base of 15,000 square meters that can generate up to 150 million RMB, or $23.8 million, in revenue per year.  This facility is leased, under an agreement with a 60 month term that began in January, 2011 at a monthly rent of 20,000 RMB, or $3,134.  We also rent our Research Development Center in Shanghai.

We expect that our current facilities will be adequate for our operations for the foreseeable future.

 ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information

Our common stock is currently listed for quotation on the OTCQB Market system under the symbol “HUAY.”  Since July 30, 2010, our common stock has been quoted on either the OTCQB Market or the OTC Bulletin Board.  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTCQB Market or the OTC Bulletin Board.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Bid
Quarter Ending	High	Low
August 31, 2010	$1.08	$1.08
November 30, 2010	$1.10	$.41
February 28, 2011	$2.48	$1.60
May 31, 2011	$2.48	$.75

August 31, 2011	$.60	$.60
November 30, 2011	$2.65	$.60
February 28, 2012	$2.60	$2.50
May 31, 2012	$2.60	$2.35

(b)   Shareholders

On August 20, 2012 there were approximately 121 holders of record of our common stock.

(c)   Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of May 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	0
Equity compensation plans not approved by security holders	0	N.A.	0
Total	0	N.A.	0

(e)   Sale of Unregistered Securities

Huayue Electronics did not effect any unregistered sales of equity securities during the quarter ended May 31, 2012.

 (f)   Repurchase of Equity Securities

Huayue Electronics, Inc. did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended May 31, 2012.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Our financial results for the fiscal year ended May 31, 2012 were indicative of a company in transition.  After ten years as a manufacturer and marketer of electrolytic capacitors, we have focused during the past three years on developing a position in the market for induction lighting.  That transition proceeds gradually:  in fiscal 2011 sales of capacitors yielded 44% of our revenue; in fiscal 2012 capacitors yielded only 38% of our revenue.  In fiscal 2012 capacitor sales remained relatively stable, while lighting sales fueled a 30% increase in overall sales revenue from $6,581,665 in the year ended May 31, 2011 to $8,545,183 in the year ended May 31, 2012.

More indicative of our current level of operations than the full year results for fiscal year 2012 are our results for the second half of that year.  Sales were modest in the first half of fiscal 2012, reaching only a 6% increase over sales in the first half of fiscal 2011.  This occurred primarily because early in fiscal 2012 we changed our domestic distribution strategy, moving from direct sales to the development of regional sales agents.  In the first half of the fiscal year, our transition from direct sales to sales through agents was still in its start-up phase.  However, our sales increased by 48% in the third quarter of the year, compared to the third quarter of fiscal 2011, and increased by 56% in the fourth quarter of the year.  These marked improvements in sales in the second half of fiscal 2012 indicate that the new agents are gaining traction in their marketing efforts.

The margins on our induction lighting sales remain lower than we anticipate for the long term, due to the cost of introducing new induction lighting products.  Because we are trying to rapidly grasp a solid position in the induction lighting market, we have been introducing products while they are still in the final development stages.  We sell the new products on a small scale basis, while our technicians continue to improve the failure rate and develop efficiencies in the use of materials.  This process allows us to market aggressively, but results in a high cost of goods sold.  As a result, in fiscal 2012 only 13% of our gross profit was contributed by lighting sales, although that represented an improvement over fiscal 2011 when we incurred a gross loss on lighting sales.  Overall, our gross margin for the year ended May 31, 2012 was 12%, compared to 13% in the year ended May 31, 2011.  We anticipate that as our market position matures, we will be able to fully develop new products before taking them to market, which will improve our margins.

One specific transaction early in fiscal 2012 had a particularly adverse effect on our gross margin. As indicated in Note 9 to our financial statements, throughout its history Changzhou Huayue has functioned as one of several entities owned and managed by Pan Shudong and his family.  With the acquisition of Changzhou Huayue by a U.S. public company on September 2, 2011, the close relationship of Changzhou Huayue to these other entities was severed, and Changzhou Huayue now operates for the benefit of its own shareholders only.  However, during the quarter ended August 31, 2011, as a result of a transaction arranged prior to the acquisition, $1,493,830 of the sales revenue - i.e. 17% of the year’s revenue - was attributable to a sale to a related party (Changzhou Teweile Energy Saving Lighting Technology Co., Ltd.) in which Changzhou Huayue sold goods to Changzhou Teweile at a loss of $109,193, permitting Changzhou Teweile to resell the goods to the ultimate customer at a profit. It is management’s plan that such related party transactions will not be replicated in the future, except in circumstances where the benefit to Changzhou Huayue equals or exceeds the benefit it would receive from an arms-length transaction.

The transition in our business focus from capacitors to induction lighting had significant effects on our operating expenses as well as our revenues.  Selling expenses declined to $27,328 during the year ended May 31, 2012 from $49,204 in the prior year, a decrease that reflected our decision to reduce direct sales and replace them with a network of independent agents.  General and administrative expenses increased by 137% from $205,518 in fiscal 2011 to $485,403 in fiscal 2012. The primary reasons for the $279,885 increase in G&A expenses were:

●	a $109,021 increase in training, conference, exhibition and consulting expenses, primarily attributable to our efforts to gain a solid position in the induction lighting market; and
●	a $97,327 increase in our bad debt allowance.

General and administrative expenses will continue to increase in the coming year, as we assume the obligations attendant to being a U.S. public company, including legal and accounting expenses and other expenses related to the nurturing of our new shareholder base.

As a result of our low gross margin and the increase in our G&A expenses, our income from operations fell by 21% from $616,290 in fiscal 2011 to 4487,933 in fiscal 2012.

Although we continue to rely on short-term bank debt for our liquidity, our current net interest expense is lower than it was a year ago due to more favorable interest rates plus our own high cash balances that bear interest (albeit at the very low rate currently offered in China’s banks).  Our net interest expense for the year ended May 31, 2012 decreased to $367,551 from net interest expense of $471,864 in the prior year.  As discussed below, we hope to access the international capital markets to obtain equity funding to pay off the debt and further reduce this cost and our exposure to increasing interest rates.

Our net profit before tax for the year ended May 31, 2012 was $263,894, a reduction of 54% from our pre-tax profit in fiscal 2011.  In each year we accrued income tax at the Chinese national corporate rate of 25%.  In fiscal 2012, however, a portion of our net pre-tax income was deferred in accordance with Chinese tax regulations.  As a result, we accrued only $15,454 for income tax in fiscal 2012, but accrued $143,635 for income tax in fiscal 2011.  As a result, our net income of $248,440 for fiscal 2012 was only 42% lower than our net income of $430, 907 in fiscal 2011.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business.  The amount added to “accumulated other comprehensive income” was $21,835 during the year ended May 31, 2012.  During the year ended May 31, 2011, when the exchange rate was more volatile, our accumulated other comprehensive income increased by $119,341.

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

As is common in China, all of our bank borrowing is done on a short-term basis.  As a result, the entire amount of $8,973,900 that we owed to lending institutions at May 31, 2012 has been classified as short-term debt, although we have every reason to believe that the institutions will replace the loans as they come due.  Because our debts are all classified as short-term, at May 31, 2012 we had only $801,118 in working capital, an increase of $115,630 from the end of our 2011 fiscal year.

Included in our current liabilities at May 31, 2012 was an “other payable” of $607,341.  This represented an overnight loan that we secured to fund our bank deposit obligation.  A significant portion of the bank loans that we have obtained require us, at the end of each month, to maintain deposits with lender equal to a percentage, typically 50%, of the amount loaned.  At May 31, 2012, to meet that obligation we borrowed on an overnight basis the funds recorded as “other payable.”

The largest component of our current assets was our accounts receivable.  Accounts receivable of $3,689,990 at May 31, 2012, are large relative to recent revenue.  In our efforts to achieve a substantial beachhead in the induction lighting market, we offer certain customers ninety days after delivery to make payment to us.  In general, we do so only after we are assured that the customer has the capability and intent to make payment.  This practice reduces our liquidity to some extent, but helps us develop long-term, repeat customers.  As our induction lighting business matures, however, we will move toward more conventional payment terms.

The next largest component of our current assets was our prepaid expenses.  In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. That security is the purpose for the $2,389,547 prepaid account on our May 31, 2012 balance sheet.  It is noteworthy, however, that in the fourth quarter of fiscal 2012 our prepaid account was reduced by $1,780,036, as we drew on our credits with suppliers to meet the demands of sales growth in that quarter.

The amount due from related parties increased during fiscal year 2012 due to our increased sales and manufacturing activity.  In order to optimize our cash resources, Changzhou Huayue buys some of its raw materials from related parties, and sells a large portion of its finished goods to related parties.  As a result, at May 31, 2012 we owed $194,312 to entities controlled by our CEO and his family, and those or other such entities owed $1,390,074 to us.  Our plan is that as our business expands and our cash flows become more stable, we will reduce or eliminate the incidence of related party sales.

Cash used in operations during the year ended May 31, 2012 was $296,248, despite our net income of $248,440 for the year.  The primary reason for the disparity was the increase of $1,491,321 in our accounts receivable.  This was partially offset, however, by a reduction of $1,170,956 in our prepaid account.  In other words, we financed an extension of credit to our new customers by drawing upon the credit we had accumulated with our raw material suppliers.  We also offset the $412,501 increase in amounts due from related parties with a $444,639 increase in our accounts payable, thus funding our sales expansion by delaying payments to our creditors, which is a short-term only remedy for the cash requirements of our expanding operations. In addition, $199,311 in customer deposits increased our cash balances, leaving us with $1,085,784 in cash on May 31, 2012.  This balance should provide us sufficient liquidity to fund our operations for the coming year.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended May 31, 2012, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

●
The determination, recorded in Note 3 to our Financial Statements, to increase our allowance for bad debt by $97,327.  This determination was based on an account-by-account review of our receivables at year-end to assess whether changes in the premises on which we had extended credit to each customer had reduced our assurance of payment.

●
The determination, noted in Note 6 of our Financial Statements, that allowance for impairment of inventory value was warranted at May 31, 2012.  The determination was based on our review of the turnover in inventory and the likelihood of realization of the value of the inventory.

●
The determination, reflected in the calculation in Note 14 to the Financial Statements, to record a deferred tax asset as of May 31, 2012 for the difference between the tax rate applied in China to bad debt expense and the tax rate applied to net income.  The determination was based on our expectation that Changzhou Huayue will realize sufficient net income in future periods to enable it to utilize the tax benefit.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

  ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of May 31, 2012 and 2011.

F-3	Consolidated Income Statements for the Fiscal Years Ended May 31, 2012 and 2011.

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended May 31, 2012 and 2011.

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended May 31, 2012 and 2011.

F-6 to F-17	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Huayue Electronics, Inc.

We have audited the consolidated balance sheet of Huayue Electronics, Inc. (the “Company”) as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended. The management of Huayue Electronics, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Metal Holding, Inc. as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GZTY CPA GROUP, LLC

August 22, 2012
Metuchen, NJ

HUAYUE ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2012	May 31, 2011

Assets
Current assets:
Cash and cash equivalent	$1,085,784	$2,701,516
Accounts receivables, net	3,689,990	2,198,669
Prepaid account	2,389,547	3,560,503
Due from related parties	1,390,074	977,573
Other receivables	1,079,165	290,668
Inventory	1,985,391	2,259,197
Deferred tax assets, current	38,238	0
Total current assets	11,658,189	11,988,126
Plant, property and equipment, net	549,322	356,231
Marketable securities - available for sale	-	38,445
Total assets	12,207,511	12,382,803
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable	744,449	299,810
Tax payable	241,698	175,575
Short-term debt	6,787,152	6,523,248
Notes payable	1,578,407	2,930,064
Customer deposit	703,713	504,401
Due to related parties	194,312	234,527
Other payables	607,341	635,013
Total current liabilities	10,857,071	11,302,638

Total liabilities	10,857,071	11,302,638
Stockholders’ equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized; and 30,067,741 shares and 29,401,500 shares issued and outstanding at May 31, 2012, and May 31, 2011, respectively	30,068	29,402
Additional Paid In Capital	669,932	670,598
Statutory reserve	31,263	31,263
Retained earnings	529,803	281,363
Accumulated other comprehensive income	89,374	67,539
Total stockholders’ equity	1,350,440	1,080,165
Total liabilities and stockholders’ equity	$12,207,511	$12,382,803

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC. CONSOLIDATED INCOME STATEMENTS

UNIT: USD$
	FOR THE YEAR ENDED MAY 31,
	2012	2011

Sales Revenue	$8,545,183	$6,581,665
Cost of Goods Sold	7,544,520	5,710,653
Gross Profit	1,000,663	871,012

Selling Expenses	27,328	49,204
G&A Expenses	485,403	205,518
Total expenses	512,730	254,722
Income from operation	487,933	616,290
Interest Income (Expense)	(367,551)	(471,864)
Other income (Expense)	143,511	430,116
Profit before tax	263,894	574,542
Income tax	15,454	143,635

Net income	248,440	430,907
Other comprehensive income
Foreign currency translation adjustment	21,835	119,341
Comprehensive income	$270,275	$550,248
Income (Loss) Per Share, Basic and Diluted	$0.01	$0.01
Weighted Average Number of Common Shares, Basic and Diluted	30,067,741	29,401,500

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNIT: USD$

	Common Stock
	Shares	Amount	Additional Paid In Capital	Statutory Reserve	Accumulated OCI	Retained Earnings	Total
Balance - May 31, 2010	29,401,500	$29,402	$470,598	$0	$(51,802)	$(118,280)	$329,918
Equity investment			200,000				200,000
Net income for the year						430,906	430,906
Statutory reserve				31,263		(31,263)
Foreign currency translation adjustment					119,341		119,341
Balance - May 31, 2011	29,401,500	29,402	670,598	31,263	67,539	281,363	1,080,165
Acquisition of net assets of HXT Holdings, Inc	666,241	666	(666)	-			-
Net income for the year						248,440	248,440
Foreign currency translation adjustment					21,835		21,835

Balance - May 31, 2012	30,067,741	$30,068	$669,932	$31,263	$89,374	$529,803	$1,350,440

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
UNIT: USD$
	FOR THE YEAR ENDED MAY 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$248,440	$430,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,921	83,109
Changes in operating assets and liabilities:
Accounts receivable	(1,491,321)	125,300
Inventory	273,806	(594,439)
Prepaid account	1,170,956	596,464
Other receivable	(788,497)	(237,981)
Due from related parties	(412,501)	2,523,465
Accounts payable	444,639	(1,902,288)
Customer deposit	199,311	(331,822)
Due to related parties	(40,215)	(3,746,533)
Taxes payable	66,123	33,813
Deferred tax assets	(38,238)	-
Other payables	(27,672)	573,514
Net cash provided by (used in) operating activities	(296,248)	(2,446,492)
Cash flows from investing activities:
Addition to plant and equipment	(292,012)	(113,081)
Long-term Investment	38,445	(38,445)
Net cash provided by (used in) investing activities	(253,567)	(151,526)
Cash flows from financing activities:
Short term debt	263,904	1,297,706
Notes payable	(1,351,657)	2,023,221
Net cash provided by (used in) financing activities	(1,087,752)	3,320,927
Effect of exchange rate changes on cash and cash equivalents	21,835	319,341
Net increase (decrease) in cash and cash equivalents	(1,615,733)	1,042,250
Cash and cash equivalents at beginning of period	2,701,516	1,659,267
Cash and cash equivalents at ending of period	$1,085,783	$2,701,517
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$367,551	$471,864
Income taxes	$-	$42,995

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) is the new name for HXT Holdings, Inc., effective on November 2, 2011.  Huayue Electronics, Inc. was incorporated under the laws of the State of Delaware on January 13, 2005.

On September 2, 2011, Huayue Electronics acquired all of the outstanding capital stock of China Metal Holding, Inc. (“China Metal”), a privately owned corporation formed in the State of Delaware, United States of America, by merging HXT Acquisition Corp., a newly formed Delaware corporation that was wholly owned by the Company, into China Metal. China Metal is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Changzhou Huayue Electronics Company, Limited (“Changzhou Huayue”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Changzhou Huayue is engaged in developing, manufacturing and selling high frequency induction lights and electrolytic capacitors. Changzhou Huayue’s offices and manufacturing facilities are located in China.

On September 29, 2011, the Company’s Board of Directors and majority shareholders adopted a resolution to amend the Certificate of Incorporation so as to change the name of HXT Holdings, Inc. to “Huayue Electronics, Inc.,” and the new name “Huayue Electronics, Inc.” became effective on November 2, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements reflect the financial position, results of operations and cash flows of the Company and its subsidiary, Changzhou Huayue Electronic Co., Ltd., as of May 31, 2012 and 2011 and for the years ended May 31, 2012 and 2011.

Principles of consolidation

The consolidated financial statements include the financial statements of China Metal Holding, Inc. and Changzhou Huayue Electronics Co., Ltd.   All inter-company transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: the allowance for bad debt, the valuation of inventory, and estimated useful lives and impairment of property and equipment.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Bad Debt

Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis.

Inventory

Inventory is primarily composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost.

Machinery and equipment

Machinery and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the following useful lives:
Machinery, equipment, and automobiles	7-15 years

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

Prepaid account

Prepaid account represents the payments made and recorded in advance for goods and services received. The Company makes advances for raw materials purchased from certain domestic vendors. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make advances from one and one-half months to three months ahead. The prepaid account was$2,389,547 as of May 31, 2012 and $3,560,503 as of May 31, 2011.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740, formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The deferred tax asset at May 31, 2012 and 2011 are $38,328 and zero respectively.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded $134,962 and $123,805 VAT payable net of payments in the financial statements for the years ended May 31, 2012 and 2011, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $5,700 and $24,649 for the years ended May 31, 2012 and 2011, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the years ended May 31, 2012 and 2011, the Company incurred $19,423 and $17,104 mailing and handling costs, respectively.

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

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

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

At May 31, 2011, the securities that the Company held were level 1 type of securities.  The prices of these securities were quoted in the active capital marketplace in China.

Unrealized holding gains or losses for available-for-sale securities, if any, are recognized in Other Comprehensive Income (OCI), not in earnings.  If a decline in fair value for Available-for-sales securities is determined “other than temporary”, impairment losses are recognized in earnings.

As of May 31, 2012, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those that carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $21,835 and $119,341 as of May 31, 2012 and 2011, respectively.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation (continued)

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective years:

	May 31,	May 31,
	2012	2011
Year End RMB Exchange Rate (RMB/USD$)	6.3355	6.4845
Average Yearly RMB Exchange Rate (RMB/USD$)	6.3589	6.7096

New accounting pronouncements

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

In May 2011, FASB issued an amendment to FASB Codification Topic 820 - Fair Value Measurement. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011. The Company does not expect any significant impact in its financial statements when it is adopted for the year starting from June 1, 2012. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New accounting pronouncements (Continued)

In April, 2011, FASB issued an amendment to FASB Codification Topic 310 – Receivables: A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendment requires that, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both exist: (1) The restructuring constitutes a concession. (2) The debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor's evaluation of whether it has granted a concession as well as on a creditor's evaluation of whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies–Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. For nonpublic entities, the amendments in this Update are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods.  Early adoption is permitted for public and nonpublic entities. A nonpublic entity may early adopt the amendments for any interim period of the fiscal year of adoption. A nonpublic entity that elects early adoption should apply the provisions of this Update retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company decided to adopt the amendment for the year starting from June 1, 2012, and the Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

NOTE 3 –  ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at May 31, 2012 and 2011 are as follows:

	The Year Ended May 31,
	2012	2011

Accounts Receivable	$3,951,883	$2,363,235
Less: Allowance for Doubtful Accounts	(261,893)	(164,566)
Accounts Receivable, Net	$3,689,990	$2,198,669

NOTE 4 –  PREPAID ACCOUNT

The prepaid account consisted of the follows:

	Year Ended May 31,
	2012	2011
Prepayment for purchase of raw materials	$2,319,805	$3,434,413
Prepayment for advertisement, exhibitions, utilities, consulting fees, etc.	69,742	126,090
Total prepaid account	$2,389,547	$3,560,503

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER RECEIVABLE

The other receivable consisted of the follows:

	For the Year Ended May 31,
	2012	2011
Other Receivable
Receivables from Entities	$431,503	$23,297
Receivables from Individuals	647,662	267,371
Total	$1,079,165	$290,668

NOTE 6 – INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the years ended May 31, 2012 and 2011.

The components of inventories as of May 31, 2012 and 2011 were as follows:

	Years Ended May 31,
	2012	2011
Raw materials	$410,729	$354,099
Packaging	59,896	57,228
Work-in-progress	720,229	1,206,163
Finished goods	794,466	641,706
Total Inventories	$1,985,391	$2,259,197

NOTE 7 -  PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of May 31, 2012 and 2011 were as follows:

	Year Ended May 31,
	2012	2011
Machinery Equipment	$1,106,702	$1,077,740
Electronic Equipment	182,934	175,572
Transportation Equipment	283,872	28,182
Subtotal	1,573,507	1,281,495
Less: Accumulated Depreciation	(1,024,186)	(925,264)
Total plant, property and equipment, net	$549,322	$356,231

The depreciation expense for the year ended May 31, 2012 and 2011 was $98,921 and $83,109, respectively.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -  MARKETABLE SECURITIES

Marketable securities primarily consist of available-for-sale marketable equity securities. Available-for-sale marketable securities are classified as long-term, based on their holding period. Marketable securities are carried at fair market value with unrealized appreciation (or depreciation). The unrealized gains (losses) from trading securities are reported as earnings; and, the unrealized gains (losses) from Available-for-sale securities are reported as a component of accumulated other comprehensive income (or loss) in shareholders’ equity. The specific identification method is used to determine the cost of disposed marketable securities.

During the year ended May 31, 2012, the Company disposed all the marketable securities it held and recognized realized losses of $1,802 from the Marketable securities.

The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. If appropriate, the Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date.  No impairment losses were identified for the year ended at May 31, 2012.

NOTE 9 -  RELATED PARTY TRANSACTIONS AND BALANCES

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

The related parties of the company are comprised as follows:

Name of entity or individual	Relationship with the Company
Changzhou Hengchuan Plastics Co, Ltd	Entity controlled by Mr. Pan Shudong and His Wife
Changzhou Shiji Jinyue Packaging Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Changzhou Jinyue Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Changzhou Leyuan International Trade Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Mr. Pan Shudong	Controlling person of China Metal Holding, Inc.
Ms.Li Xingmei	Mr. Pan Shudong’s Wife and Director of Changzhou Huayue Electronic Co.,Ltd
Pan Yile	Mr. Pan Shudong’s Daughter and Employee of Changzhou Huayue Electronic Co.,Ltd

 (i) Due from Related Party:

Due from Related Parties, at May 31, 2012 and 2011, consisted of the following balances:

	Transaction	May 31, 2012	May 31, 2011
Changzhou Hengchuan Plastics Co, Ltd	Advance to Suppliers	$3,157	$237,489
Changzhou Hengchuan Plastics Co, Ltd	Other Receivable	$372,178	-
Changzhou Teweile Energy Saving Lighting Technology Co.,Ltd	Accounts receivable	-	620,535
Changzhou Jinyue Electronics Co., Ltd	Accounts receivable	49,278	-
Changzhou Shiji Jinyue Packaging Co.,Ltd	Accounts receivable	371,873	48,146
Changzhou Shiji Jinyue Packaging Co.,Ltd	Advance to Suppliers	61,427	-
Pan Yile	Other Receivable	312,630	-
Mr. Pan Shudong	Due from Mr. Pan	187,156	71,403
Ms. Xinmei Li	Due from Mr. Pan	32,376	-
Total due from related parties		$1,390,074	$977,573

(ii) Due to Related Parties

Due to Related Parties at May 31, 2012 and 2011 consisted of the follows:

		As of May 31,
		2012	2011
Changzhou Leyuan International Trade Co.,Ltd	Accounts payable	$114,290	$61,686
Changzhou Hengchuan Plastics Co, Ltd	Accounts payable	80,222	7,711
Changzhou Leyuan International Trade Co.,Ltd	Deposit	-	10,917
Payable to Mr. Pan Shudong	Due to Mr. Pan	-	154,214
Total due to related parties		$194,312	$234,527

NOTE 10 – SHORT-TERM DEBT

The Company’s short term debt consisted of the follows:

	May 31, 2012	May 31, 2011
	USD	USD
Loan from China Communication Bank ($0.79 million is due on 6/10/2012 with 5.841% annual interest rate; $0.79 million is due on 10/17/2012 with 8.528% annual interest rate , $0.95 million is due on 12/22/2012 with 8.528% annual interest rate, $0.63 million is due on 12/12/2012 with 8.528% annual interest rate)	$3,156,815	$3,084,278
Loan from China Industrial and Commercial Bank ($0.48 million is due on 9/10/2013 with 5.810% annual interest rate and $0.47 million is due on 6/10/2013 with 6.560% annual interest rate)	947,044	925,283
Loan from Chinese Bank (6.893% annual interest rate, due on 8/8/2012)	1,420,567	1,742,617
Loan from Changzhou Wujinyintong Agriculture Credit Union (6% annual interest rate, due on 3/18/2012)	473,522	771,069
Loan from Changzhou Wujinyinfeng Agriculture Credit Union (6% annual interest rate, due on 3/18/2012)	789,204	-
Total short term debt	$6,787,152	$6,523,248

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – NOTES PAYABLE

	As of May 31,
	2012	2011
Notes payable to Jiangsu Bank Lanlin Branch	$-	$2,004,781
Notes payable to Huaxian Bank	1,578,407	771,069
Notes payable to Chinese Commercial Bank Zhou District Branch	-	154,214
Total notes payable	$1,578,407	$2,930,064

All notes payable were due within one year and bear 6% annual interest rate on the maturity date.

NOTE 12 - TAX PAYABLE

Tax payable at May 31, 2012 and 2011 are as follows:

	As of May 31,
	2012	2011
Corporate Income Tax	$106,366	$51,409
Value-Added Tax	134,962	123,805
Other Tax & Fees	370	361
Total Tax Payable	$241,968	$175,575

NOTE 13 - OTHER PAYABLE

The Company’s other payable, at May 31, 2012 and 2011, consisted of the follows:

	Year Ended May 31,
Type of Other payable:	2012	2011
Maintenance, utilities, and insurance	$518,795	$478,918
Payable to service fees	87,723	44,545
Others	824	111,549
Total other payable	$607,341	$635,013

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

Changzhou Huayue Electronics Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.  However, according to P.R. China tax law, the effective tax rate for the bad debt expense deduction is only 15%.

For the years ended May 31, 2012 and 2011, Changzhou Huayue Electronics Co., Ltd recorded income tax provisions of $15,454 and $143,635 respectively.

(i) The components of income (loss) before income tax expense are as follows:

	For the year ended May 31,
	2012	2011
P.R.China	263,894	574,542

           (ii) The components of the income tax benefit (expense) are as follows:

	For the year ended May 31,
	2012	2011
Current	(53,692)	(143,635)
Deferred:	38,238	-
Total Income tax benefit (expense)	(15,454)	(143,635)

(iii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and  tax basis of assets and liabilities:

	For the year ended May 31,
	2012	2011
Current assets and liabilities
Accounts receivable allowances	38,238	0
Deferred tax assets, net, current	38,238	0

The Company recognized $38,238 current deferred tax assets at enacted 15% tax deduction rate for the temporary differences between the financial reporting bases and the tax bases of its allowance for accounts receivable. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCKHOLDERS’ EQUITY

Additional paid in capital

On April 22, 2011, China Metal Company acquired 100% of interest in Changzhou Huayue from Changzhou Hezwen Plastic Co., Ltd and Taiwan Xingfu Ltd, the formal owners of Changzhou Huayue, for a total consideration of $1,000,000. As of May 31, 2012, $700,000 has been paid and, the remainder of the consideration will be paid in the year ended May 31, 2013. After the effective date of April 22, 2011, China Metal Company became an US holding company of Huayue Electronics.

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

Because the acquisition is accounted for as a reverse merger, the shares issued for China Metal are reported as outstanding as of the initial date for financial reporting.  Therefore, as of May 31, 2012, and May 31, 2011, for financial reporting purposes, there were 30,067,741 shares and 29,401,500 shares of common stock issued and outstanding, respectively.

Statutory Reserve

Subsidiaries incorporated in China are required to make appropriations to reserve funds, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (“PRC GAAP”).  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, and any contributions are not to exceed 50% of the respective companies’ registered capital.

As of May 31, 2012, the Company appropriated USD $31,263 to the statutory reserve.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of May 31, 2012.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
●	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of May 31, 2012.

(b)           Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of May 31, 2012.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Positions with the Company
Shudong Pan	47	Chairman of the Board of Directors and Chief Executive Officer
Li Xinmei	48	Director
Zhiqiang Zhou	37	Chief Technical Officer
Liuzhi Gan	49	Chief Financial Officer
Wenjun Li	55	Chief Marketing Officer
Yi Guo	25	Vice President of International Affairs

The following sets forth biographical information regarding the Company’s directors.

Shudong Pan is our Chairman of the Board and Chief Executive Officer.  Mr. Pan founded Changzhou Huayue in 1999 in the town of Zouqu, Changzhou and has worked for the company since then.  Prior to founding Yuayue, Mr. Pan was employed for 16 years by the Bureau of Taxation in China.  Mr. Pan holds a Diploma in Accounting awarded by the Changzhou Financial Institute in 1986.  He has served as a researcher for the Economic Research and Development Institute at Hehai University.  In May 2009, Mr. Pan was elected Vice President of the Association of Lighting Devices in the city of Changzhou.  He has participated in drafting the Chinese National Standards for Induction Lights.  Mr. Pan is married to Xinmei Li, the other member of the Board of Directors.

Xinmei Li has been employed by Changzhou Huayue as Chief Financial Officer since 2002.  During the same period, Ms. Li has been employed as Chief Executive Officer of Changzhou Heng Chuan Plastics Co., Ltd.  Prior to 2002, Ms. Li was employed for 21 years in various positions in the banking industry in China.  In 2005 she was awarded a Bachelor’s Degree in Economic Management by Southeastern University in China.   Ms. Li is a certified public accountant in China.  She is married to Shudong Pan, the other member of the Board of Directors.

 Zhiqiang Zhou is our Chief Technical Officer.  Mr. Zhou has been employed by  Changzhou Huayue in this capacity, researching and designing new product lines, since 2008.  He will lead the induction light research and development team, designing operating systems and hardware and solving technology issues.  Mr. Zhou received a Masters Degree in Electrical Engineering and Information Systems in Canada in 2008.

Liuzhi Gan serves as Chief Financial Officer of HXTH, a position he held with Changzhou Huayue since 2010.  From 2005 to 2010, Mr. Gan was the Financial Manager for Changzhou Jiaoqu Financial Entries Ltd. and between 1998 and 2005 he was the Accounting Director for Jiangsu Mingdu Group Ltd.  Mr. Gan received a diploma in Accounting in 1998 from the Jiangsu Province Supreme Accounting Institution.

Wenjun Li is our Chief Marketing Officer.  He has been employed as Sales Director by Changzhou Huayue since 2010.  From 2006 to 2010, Mr. Li was the Assistant Sales Manager for Jiangsu Nuoming Light Device Ltd.  He served in the administration of the Shanxi Provincial Bureau of Education between 2000 and 2006.  In 2007, Mr. Li received a Bachelor’s Degree in Chinese literature from China Northwest University and a Certificate in Corporate Management.

Yi Guo is our Vice President of International Affairs, and will be resident in our U.S. office.  From 2008 until joining the Company, Mr. Guo was employed as General Manager of CC Trading Group Ltd.  In 2007 and 2008, he was a sales professional for Best Buy and a Management Trainee at Empire Landmark.  Mr. Guo received a Bachelor’s Degree in Finance and Real Estate from the University of British Columbia in 2011.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee

The Board of Directors has not yet appointed an Audit Committee, a Compensation Committee or a Nominating Committee.  The functions that would be performed by such committees are performed by the Board of Directors.  The Board of Directors does not have yet an “audit committee financial expert,” as we have only recently become a U.s. public company.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Board of Directors will consider candidates recommended by shareholders. However, the Board has no plan to hold an annual meeting of shareholders unless and until the Company’s securities are listed on an exchange.  In the meantime, any shareholder who wishes to recommend a candidate for the Board should address the recommendation in writing to the Chairman of the Board at the Company’s principal executive offices.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to its executive officers.  The Board intends to adopt such a code in the coming year.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended May 31, 2012.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Changzhou Huayue to Shudong Pan, the Company’s Chief Executive Officer, for services rendered in all capacities to the Company during the years ended May 31, 2012, 2011 and 2010.  There were no other executive officers whose total salary and bonus for the fiscal year ended May 31, 2012 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Shudong Pan	2012	2,777	--	--	--	--
	2011	2,777	--	--	--	--
	2010	2,777	--	--	--	--

Employment Agreements

In connection with the Company’s acquisition of Changzhou Huayue in September 2011, the Company entered into an Entrusted Management Agreement with Pan Shudong and Li Xinmei, who were the two principal managers of Changzhou Huayue.  The Entrusted Management Agreement provides that Mr. Pan and Ms. Li (the “Managers”) will serve as members of the Company’s Board of Directors for a three year term.  They also undertake responsibility for day-to-day management of the Company and its subsidiaries, although they may engage other officers and agent to assist them.  In compensation for their services, the Company has issued to them 20,201,500 shares of restricted common stock.  The shares may not be transferred for three years, and then no more than 4,040,300 may be transferred in any year.  In addition, if the Company’s annual return on equity for the next three years is less than five percent, the shares will be cancelled.

Compensation of Directors

Shudong Pan and Li Xinmei are the only members of our board of directors.  They receive no compensation for service on the board, other than the compensation that they receive for service as officers of the Company.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended May 31, 2012 and those options held by him on May 31, 2012.

Option Grants in the Last Fiscal Year
Percent
		of total			Potential realizable
	Number of	options			value at assumed
	securities	granted to			annual rates of
	underlying	employees	Exercise		appreciation
	option	in fiscal	Price	Expiration	for option term
	granted	year	($/share)	Date	5%	10%
Shudong Pan	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended May 31, 2012 and held by him unvested at May 31, 2012.

              Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Shudong Pan	--	--

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

●	each shareholder known by us to own beneficially more than 5% of our common stock;
●	Shudong Pan, our Chief Executive Officer
●	each of our directors; and
●	all directors and executive officers as a group.

There are 30,067,741 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Pan Shudong(2)	17,551,940	58.4%
Li Xinmei(2)	17,551,940	58.4%
All officers and directors As a group (6 persons)	18,096,340	60.2%
Huakang Zhou(3)	4,057,930	13.5%

(1)	Except as otherwise noted, all shares are owned of record and beneficially.

(2)
Pan Shudong and Li Xinmei are married to each other.  Accordingly, each is a beneficial owner of shares owned of record by the other.  Their record ownership is:  Pan Shudong - 10,809,000; Li Xinmei - 6,742,940.  The shares owned by Pan Shudong and Li Xinmei are restricted by the terms of the Entrusted Management Agreement dated September 2, 2011.  In the event that the Company’s annual return on equity for the three years ended September 2, 2014 is less than five percent, the shares will be cancelled.

(3)
Includes 2,000,000 shares owned of record by Moutasia Capital Opportunity Fund, LLC, over which Mr. Zhou exercises voting and dispositional control, 1,000,000 shares owned of record by Mr. Zhou’s spouse, Xiaojin Wang, and 857,930 and 200,000 shares owned by Ying Wang and Lan Wang, respectively, over which Mr. Zhou exercises voting and dispositional control.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

 Changzhou Huayue is one of several entities owned by our CEO, Shudong Pan, and/or members of his family.  Since Changzhou Huayue was organized, the entities have utilized each other as sources of raw materials and as intermediate customers, thereby taking advantage of available cash flows and advantageous relationships. Prior to September 2, 2011, when Huayue Electronics acquired Changzhou Huayue, these transactions were not necessarily equivalent to arms-length.  Since that date, any purchases by Huayue from related parties or sales by Huayue to related parties have been carried out on fair market terms.

 As a result of these recurrent transactions, Changzhou Huayue has throughout its history had amounts due to these related parties and due from these related parties.  As of May 31, 2012 it owed $194,312 to two entities that are related parties, and was owed $1,390,074 by six entities and three persons who are related parties.

Except as noted above, none of the officers or directors of Huayue Electronics has engaged in any transaction with Huayue Electronics or its subsidiaries during the past two fiscal years or the current fiscal year that had a transaction value in excess of the lesser of $120,000 or one percent of the average of the Company’s total assets as of May 31, 2012.

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE Amex.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

GZTY CPA Group, LLC was engaged to serve as the Company’s independent registered public accountant in September 2011, after serving as the auditor for Changzhou Huayue prior to its acquisition by the Company in that month.

Audit Fees

GZTY CPA Group, LLC billed $35,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended May 31, 2012.

Audit-Related Fees

GZTY CPA Group, LLC billed $15,000 to the Company during fiscal 2012 for assurance and related services that are reasonably related to the performance of the fiscal 2012 audit or review of the quarterly financial statements.

Tax Fees

GZTY CPA Group, LLC billed $0 to the Company during fiscal 2012 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

GZTY CPA Group, LLC billed $0 to the Company in fiscal 2012 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by GZTY CPA Group, LLC or P.C. Liu, CPA P.C.

Subcontracted Services

The hours expended on GZTY CPA Group, LLC’s engagement to audit the Company’s financial statements for the year ended May 31, 2012 that were attributed to work performed by persons other than full-time permanent employees of GZTY CPA Group, LLC was not greater than 50% of the total hours expended.

ITEM 15      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

3-a	Certificate of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form 8-A on November 19, 2010 and incorporated herein by reference.

3-a(1)
Certificate of Amendment of Certificate of Incorporation dated August 16, 2006 - filed as an exhibit to the Company’s Registration Statement on Form 8-A on November 19, 2010 and incorporated herein by reference.

3-a(2)
Certificate of Amendment of Certificate of Incorporation dated October 17, 2011 - filed as an exhibit to the Company’s Current Report on Form 8-K on November 3, 2011 and incorporated herein by reference.

3-b	Bylaws - Filed as an exhibit to the Company’s Registration Statement on Form 8-A on November 19, 2010 and incorporated herein by reference.

10-a
Entrusted Management Agreement dated September 31, 2011 among HXT Holdings, Inc., Pan Shudong and Li Xinmei - filed as an exhibit to the Company’s Current Report on Form 8-K on September 2, 2011 and incorporated herein by reference.

21	Subsidiaries – China Metal Holding, Inc. a Delaware corporation
Changzhou Huayue Electronic Co., Ltd., a joint stock company organized in the People’s Republic of China

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUAYUE ELECTRONICS, INC.

Date: August 28, 2012	By: /s/ Shudong Pan
Shudong Pan, Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shudong Pan	August 28, 2012
Shudong Pan
Director, Chief Executive Officer

/s/ Liuzhi Gan	August 28, 2012
Liuzhi Gan
Chief Financial and Accounting Officer

/s/ Li Xinmei	August 28, 2012
Li Xinmei, Director