Form 10-Q
period 2012-08-31
Huayue Electronics, Inc.
filed 2012-10-22
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-54205

HUAYUE ELECTRONICS, INC. (Name of Registrant in its Charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

40 Wall Street, 28th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: 646-512-5778

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
October 22, 2012
Common Voting Stock: 30,067,741

HUAYUE ELECTRONICS, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED AUGUST 31, 2012
TABLE OF CONTENTS

		Page No
Part I	Financial Information
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheets – August 31, 2012 and May 31, 2012	2
	Consolidated Income Statements - for the Three
	Month Periods Ended August 31, 2012 and 2011	3
	Consolidated Statements of Cash Flows – for the
	Three Months Ended August 31, 2012 and 2011	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16
Part II	Other Information
Item 1.	Legal Proceedings	17
Items 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

HUAYUE ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2012	May 31, 2012

Assets
Current assets:
Cash and cash equivalent	$1,049,343	$1,085,784
Accounts receivables, net	5,482,043	3,689,990
Prepaid account	3,808,174	2,389,547
Due from related parties	1,538,746	1,390,074
Other receivables	1,457,920	1,079,165
Inventory	1,326,367	1,985,391
Deferred tax assets, current	39,226	38,238
Total current assets	14,701,818	11,658,189
Plant, property and equipment, net	520,850	549,322
Total assets	15,222,668	12,207,511
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable	761,768	744,449
Tax payable	297,308	241,698
Short-term debt	6,461,883	6,787,152
Notes payable	1,576,069	1,578,407
Customer deposit	780,846	703,713
Due to related parties	79,946	194,312
Other payables	433,894	607,341
Total current liabilities	10,391,714	10,857,071

Total liabilities	10,391,714	10,857,071
Stockholders’ equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized;
30,067,741 shares issued and outstanding at August 31, 2012 and May 31, 2012	30,068	30,068
Additional Paid In Capital	3,668,227	669,932
Statutory reserve	31,263	31,263
Retained earnings	942,847	529,803
Accumulated other comprehensive income	158,549	89,374
Total stockholders’ equity	4,830,954	1,350,440
Total liabilities and stockholders’ equity	$15,222,668	$12,207,511

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC. CONSOLIDATED INCOME STATEMENTS

UNIT: USD$

	FOR THE THREE MONTHS ENDED AUGUST 31,
	2012	2011

Sales Revenue	$2,076,672	$2,413,193
Cost of Goods Sold	1,390,299	2,314,934
Gross Profit	686,372	98,259

Selling Expenses	8,813	1,899
G&A Expenses	87,472	32,756
Total expenses	96,285	34,655
Income from operations	590,087	63,604
Interest Income (Expense)	(104,153)	(91,753)
Other income (Expense)	0	29,161
Profit before tax	485,934	1,012
Income tax	72,890	253

Net income	413,044	759
Other comprehensive income
Foreign currency translation adjustment	69,175	79,637
Comprehensive income	$482,219	$80,396
Income (Loss) Per Share, Basic and Diluted	$0.01	$0.00
Weighted Average Number of Common Shares, Basic and Diluted	30,067,741	30,067,741

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
UNIT: USD$
	FOR THE THREE MONTHS ENDED AUGUST 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$413,044	$759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,472	17,059
Changes in operating assets and liabilities:
Accounts receivable	(1,792,053)	(332,428)
Inventory	659,024	(255,713)
Prepaid account	(1,418,627)	1,729,228
Other receivable	(378,755)	(351,393)
Due from related parties	(148,672)	(1,881,245)
Accounts payable	17,319	651,162
Customer deposit	77,133	289,099
Due to related parties	(114,366)	(234,527)
Taxes payable	55,610	13,037
Deferred tax assets	(988)	-
Other payables	(173,447)	366,520
Net cash provided by (used in) operating activities	(2,776,304)	11,558
Cash flows from investing activities:
Addition to plant and equipment	-	-
Long-term Investment	-	589
Net cash provided by (used in) investing activities	-	589
Cash flows from financing activities:
Short term debt	(325,269)	(682,986)
Notes payable	(2,338)	--
Capital contribution	2,998,295	(111,707)
Net cash provided by (used in) financing activities	2,670,688	(794,693)
Effect of exchange rate changes on cash and cash equivalents	69,175	10,923
Net increase (decrease) in cash and cash equivalents	(36,441)	(771,623)
Cash and cash equivalents at beginning of period	1,085,784	2,701,516
Cash and cash equivalents at end of period	$1,049,343	$1,929,893
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$90,401
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND OPERATIONS

Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) was incorporated under the laws of the State of Delaware on January 13, 2005.  The Company was initially named “HXT Holdings, Inc.,” but changed its name to Huayue Electronics, Inc. on November 2, 2011.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements reflect the financial position of the Company and its subsidiary, Changzhou Huayue Electronic Co., Ltd., as of August 31, 2012 and May 31, 2012 and the results of operations and cash flows of the Company and its subsidiary, Changzhou Huayue Electronic Co., Ltd., for the three months ended August 31, 2012 and 2011.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

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

Prepaid account

Prepaid account represents the payments made and recorded in advance for goods and services received. The Company makes advances for raw materials purchased from certain domestic vendors. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make advances from one and one-half months to three months ahead. The prepaid account was $3,808,174 as of August 31, 2012 and $2,389,547 as of May 31, 2012.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740, formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The deferred tax asset at August 31, 2012 and May 31, 2012 were $39,226 and $38,238, respectively.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded $147,095 and $134,962 VAT payable net of payments in the financial statements as of August 31, 2012 and May 31, 2012, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $184 and $1,899 for the three months ended August 31, 2012 and 2011, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). T he Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the three months ended August 31, 2012 and 2011, the Company incurred $1,922 and $831 mailing and handling costs, respectively.

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

As of August 31, 2012, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

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

Translation adjustments resulting from this process amounted to $69,175 and $79,637 as of August 31, 2012 and 2011, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective years:

	August 31,	August 31,
	2012	2011
Year End RMB Exchange Rate (RMB/USD$)	6.3449	6.3864
Average Yearly RMB Exchange Rate (RMB/USD$)	6.3277	6.4482

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

As of August 31, 2012, the Company has appropriated USD $31,263 to the statutory reserve.

New accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at August 31, 2012 and May 31, 2012 are as follows:

	August 31, 2012	May 31, 2012

Accounts Receivable	$5,743,548	$3,951,883
Less: Allowance for Doubtful Accounts	(261,505)	(261,893)
Accounts Receivable, Net	$5,482,043	$3,689,990

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 4 – PREPAID ACCOUNT

The prepaid account consisted of the follows:
	August 31, 2012	May 31, 2012

Prepayment for purchase of raw materials	$3,776,711	$2,319,805
Prepayment for advertisement, exhibitions, utilities, consulting fees, etc.	31,463	69,742
Total prepaid account	$3,808,174	$2,389,547

NOTE 5 – OTHER RECEIVABLE

The other receivable consisted of the follows:

	August 31, 2012	May 31, 2012
Other Receivable
Receivables from Entities	$246,480	$431,503
Receivables from Individuals	1,211,440	647,662
Total	$1,457,920	$1,079,165

NOTE 6 – INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was reserved as of August 31, 2012 and May 31, 2012.

The components of inventories as of August 31, 2012 and May 31, 2012 were as follows:

	August 31, 2012	May 31, 2012

Raw materials	$187,017	$410,729
Packaging	59,807	59,896
Work-in-progress	707,770	720,229
Finished goods	371,772	794,466
Total Inventories	$1,326,367	$1,985,391

NOTE 7 - PLANT, PROPERTY AND EQUIPMENT, NET

The components of plant, property and equipment as of August 31, 2012 and May 31, 2012 were as follows:

	August 31, 2012	May 31, 2012

Machinery	$1,247,204	$1,106,702
Electronic Equipment	69,324	182,934
Transportation Equipment	254,649	283,872
Subtotal	1,571,176	1,573,507
Less: Accumulated Depreciation	(1,050,326)	(1,024,186)
Total plant, property and equipment, net	$520,850	$549,322

The depreciation expense for the three months ended August 31, 2012 and 2011 was $28,472 and $37,820, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 8 - RELATED PARTY TRANSACTIONS AND BALANCES

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

The related parties of the company are comprised as follows:

Name of entity or individual	Relationship with the Company
Changzhou Hengchuan Plastics Co, Ltd	Entity controlled by Mr. Pan Shudong and His Wife
Changzhou Shiji Jinyue Packaging Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Changzhou Jinyue Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Changzhou Leyuan International Trade Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Mr. Pan Shudong	Controlling person of China Metal Holding, Inc.
Ms. Li Xinmei	Mr. Pan Shudong’s Wife and Director of Changzhou Huayue Electronic Co.,Ltd
Pan Yile	Mr. Pan Shudong’s Daughter and Employee of Changzhou Huayue Electronic Co.,Ltd

 (i) Due from Related Party:

Due from Related Parties, at August 31, 2012 and May 31, 2012, consisted of the following balances:

	Transaction	August 31, 2012	May 31, 2012
Changzhou Hengchuan Plastics Co, Ltd	Other Receivable	$384,866	375,334
Changzhou Jinyue Electronics Co., Ltd	Accounts receivable	-	49,278
Changzhou Shiji Jinyue Packaging Co.,Ltd	Accounts receivable	827,652	371,873
Changzhou Shiji Jinyue Packaging Co.,Ltd	Advance to Suppliers	-	61,427
Pan Yile	Other Receivable	127,911	312,630
Mr. Pan Shudong	Due from Mr. Pan	165,989	187,156
Ms. Xinmei Li	Due from Mr. Pan	32,328	32,376
Total due from related parties		$1,538,746	$1,390,074

(ii) Due to Related Parties

Due to Related Parties at August 31, 2012 and May 31, 2012 consisted of the follows:

		August 31, 2012	May 31, 2012
Changzhou Leyuan International Trade Co.,Ltd	Accounts payable	$67,338	$114,290
Changzhou Hengchuan Plastics Co, Ltd	Accounts payable	12,609	80,222
Total due to related parties		$79,946	$194,312

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 10 – SHORT-TERM DEBT

The Company’s short term debt consisted of the follows:	August 31, 2012	May 31, 2012
	USD	USD
Loan from China Communication Bank ($0.79 million is due on 10/17/2012 with 8.528% annual interest rate , $0.95 million is due on 12/22/2012 with 8.528% annual interest rate, $0.63 million is due on 12/12/2012 with 8.528% annual interest rate)	$3,152,138	$3,156,815
Loan from China Industrial and Commercial Bank ($0.48 million is due on 9/10/2013 with 5.810% annual interest rate and $0.47 million is due on 6/10/2013 with 6.560% annual interest rate)	945,641	947,044
Loan from Chinese Bank (6.893% annual interest rate, due on 8/8/2013)	1,103,248	1,420,567
Loan from Changzhou Wujinyintong Agriculture Credit Union (6% annual interest rate, due on 3/18/2013)	472,821	473,522
Loan from Changzhou Wujinyinfeng Agriculture Credit Union (6% annual interest rate, due on 3/18/2013)	788,034	789,204
Total short term debt	6,461,883	6,787,152

NOTE 11 – NOTES PAYABLE

	August 31, 2012	May 31, 2012
Notes payable to Huaxian Bank	1,576,069	1,578,407
Total notes payable	$1,576,069	$1,578,407

All notes payable were due within one year and bear 6% annual interest rate on the maturity date.

NOTE 12 - TAX PAYABLE

Tax payable at August 31, 2012 and May 31, 2012 are as follows:

	August 31, 2012	May 31, 2012
Corporate Income Tax	$125,232	$106,366
Value-Added Tax	147,095	134,962
Other Tax & Fees	24,981	370
Total Tax Payable	$297,308	$241,968

NOTE 13 - OTHER PAYABLE

The Company’s other payable, at August 31, 2012 and May 31, 2012, consisted of the follows:

Type of Other payable:	August 31, 2012	May 31, 2012
Maintenance, utilities, and insurance	$298,331	$518,795
Payable to service fees	87,104	87,723
Others	48,459	824
Total other payable	$433,894	$607,341

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

OTE 14 - INCOME TAXES

For the three months ended August 31, 2012 and 2011, Changzhou Huayue Electronics Co., Ltd recorded income tax provisions of $72,890 and $283 respectively.

(i) The components of income (loss) before income tax expense are as follows:

	For the three months ended August 31,
	2012	2011
P.R.China	485,934	1,012

           (ii) The components of the income tax benefit (expense) are as follows:

	For the three months ended August 31,
	2012	2011
Current	(112,116)	(283)
Deferred:	39,226	-
Total Income tax benefit (expense)	(72,890)	(283)

(iii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	August 31, 2012	May 31, 2012
Current assets and liabilities
Accounts receivable allowances	39,226	-
Deferred tax assets, net, current	39,226	-

Changzhou Huayue Electronics Co., Ltd is subject to the Enterprise Income Tax (“EIT”) at a statutory rate of 25%.  However, according to P.R. China tax law, the effective tax rate for the bad debt expense deduction is only 15%.  The Company recognized $39,226 current deferred tax assets at enacted 15% tax deduction rate for the temporary differences between the financial reporting bases and the tax bases of its allowance for accounts receivable.

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

NOTE 15 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

On July 26, 2012, the Company received $300,065 cash payment from its shareholders.  The cash receipt was recorded as addition to the paid in capital.

On July 25, 2012, Ms. Li Xinmei contributed $2,698,230 to the Company.  The contribution was recognized as additional paid in capital.  Ms. Li is a member of the Board of Directors, spouse of the CEO, and a principal shareholder of the Company.

Both transactions mentioned above did not increase the outstanding shares of the common stock.  Therefore, there were 30,067,741 shares of common stock issued and outstanding as of August 31, 2012 and May 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Huayue Electronics, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A titled “Risk Factors” in the Company’s Annual Report on Form 10-K filed on August 28, 2012.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of Our Business

Huayue Electronics, Inc. is a Delaware corporation that functions as a holding company.  Through a wholly-owned subsidiary, we own all of the registered capital of Changzhou Huayue Electronic Co., Ltd. (“Changzhou Huayue”), a corporation organized and located in The People’s Republic of China (“PRC”).  Since 1999 Changzhou Huayue has been engaged in the production and sale of electrolytic capacitors. Since 2008, however, the growing portion of our business has been the production and sale of high frequency induction lights. While recent revenues have been split approximately 60-40 between lighting and capacitors, we anticipate that our future growth will be derived primarily from the sale of induction lights.

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

Early in the last fiscal year, we changed our domestic distribution strategy, moving from direct sales to the development of regional sales agents. We have identified 46 agents and plan to increase this number to 60 by December 31, 2012. Changzhou Huayue believes that this strategic decision will enable us to expand our market throughout China in the coming year.

Results of Operations

Our operations during the first quarter of fiscal 2013 continued our growth trend - although the growth is not evident on first view of our Income Statements.  We recorded sales of $2,076,672 for the quarter ended August 31, 2012, which was 14% lower than our sales for the quarter ended August 31, 2011.  However, sales in the prior quarter included a transaction arranged prior to the September 2011, when we became a public company. $1,493,830 of the sales revenue in that prior quarter was attributable to a sale to a related party (Changzhou Teweile Energy Saving Lighting Technology Co., Ltd.) in which Changzhou Huayue sold goods to Changzhou Teweile at a loss of $109,193, permitting Changzhou Teweile to resell the goods to the ultimate customer at a profit.  In the period since we became a public company, there have been no other sales at discount to market, and it is management’s plan that such related party transactions will not be replicated in the future, except in circumstances where the benefit to Changzhou Huayue equals or exceeds the benefit it would receive from an arms-length transaction.

If the loss-sale to Changzhou Teweile is disregarded, then the growth in sales from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was marked. The primary reason for the improvement is the conversion of our marketing program from direct sales to sales through agents.  In the first quarter of fiscal 2012, the agency program was still in its start-up phase. The marked improvement in sales in the first quarter of fiscal 2013 indicates that the new agents are gaining traction in their marketing efforts.

The margins on our sales improved significantly in the first quarter of fiscal 2013, both as compared to the first quarter of fiscal 2012 and as compared to the entirely of fiscal 2012. The improvement as compared to the first quarter of fiscal 2012 (33% vs. 4%) is primarily attributable to the loss-sale that accounted for 62% of revenue in that quarter. However, our gross margin for the year ended May 31, 2012 was itself only 13%, primarily due to our policy of seeking market position by introducing lighting products while they are still in the final development stages. The 33% gross margin achieved in the first quarter of fiscal 2013 is indicative of our maturing position in the lighting market, which permits us to demand higher profits on our lighting sales.

Our selling expenses remain insignificant - $8,813 in the quarter ended August 31, 2012 - due to our reliance on a network of independent sales agents. General and administrative expenses increased by 167% from $32,756 in the first quarter of fiscal 2012 to $87,472 in the first quarter of fiscal 2013. The primary reasons for the increase in G&A expenses were our efforts to promote our new lighting products, as well as an increase in the required contribution to the national pension fund.  General and administrative expenses will continue to increase in the coming year, as we assume the obligations attendant to being a U.S. public company, including legal and accounting expenses and other expenses related to the nurturing of our new shareholder base.

As a result of our improved gross profit and the relatively small increase in our G&A expenses, our income from operations increased from $63,604 in the quarter ended August 31, 2011 to $590,087 in the quarter ended August 31, 2012.

We rely on short-term bank debt for our liquidity, with the result that interest expenses exceed our total operating expenses.  Interest expense (net of interest income) of $104,153 in the first quarter of fiscal 2013 exceeded the $91,753 recorded in the first quarter of fiscal 2012 primarily due to increases in interest rates.  As discussed below, we hope to access the international capital markets to obtain equity funding to pay off the debt and reduce this cost and our exposure to increasing interest rates.

Our net profit before tax for the quarter ended August 31, 2012 was $485,934, a significant improvement over the quarter ended August 31, 2011 when we barely broke even.  China imposes a national corporate income tax rate of 25%.  Currently, however, a portion of our net pre-tax income is deferred in accordance with Chinese tax regulations that favor technology companies in their growth stage.  As a result, we accrued only $72,890 for income tax in the quarter ended August 31, 2012. As a result, our net income for the quarter was $413,044.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business.  The amount added to “accumulated other comprehensive income” was $69,175 during the quarter ended August 31, 2012.  During the quarter ended August 31, 2011, when the exchange rate was more volatile, our accumulated other comprehensive income increased by $79,637.

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

As is common in China, all of our bank borrowing is done on a short-term basis.  As a result, the entire amount of $8,471,846 that we owed to lending institutions at August 31, 2012 has been classified as short-term debt, although we have every reason to believe that the institutions will replace the loans as they come due.  Because our debts are all classified as short-term, at August 31, 2012 we had only $4,310,104 in working capital, despite cash contributions to capital during the quarter that totaled $2,998,292.

The largest component of our current assets was our accounts receivable.  Accounts receivable of $5,482,043 at August 31, 2012, are large relative to recent revenue.  Some of the increase is attributable to sales made in connection with government lighting programs, payment for which is delayed pending completion of bureaucratic approval processes. In addition, in our efforts to achieve a substantial beachhead in the induction lighting market, we offer certain customers ninety days after delivery to make payment to us.  In general, we do so only after we are assured that the customer has the capability and intent to make payment.  This practice reduces our liquidity to some extent, but helps us develop long-term, repeat customers.  As our induction lighting business matures, however, we will move toward more conventional payment terms.

The next largest component of our current assets was our prepaid expenses.  In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. That security is the purpose for the $3,808,174 prepaid account on our August 31, 2012 balance sheet.

The amount due from related parties increased during the quarter ended August 31, 2012 due to our increased sales and manufacturing activity.  In order to optimize our cash resources, Changzhou Huayue buys some of its raw materials from related parties, and sells a large portion of its finished goods to related parties.  As a result, at August 31, 2012 we owed $79,946 to entities controlled by our CEO and his family, and those or other such entities owed $1,538,746 to us.  Our plan is that as our business expands and our cash flows become more stable, we will reduce or eliminate the incidence of related party sales.

Included in our current liabilities at August 31, 2012 was an “other payable” of $433,894.  This represented an overnight loan that we secured to fund our bank deposit obligation.  A significant portion of the bank loans that we have obtained require us, at the end of each month, to maintain deposits with lender equal to a percentage, typically 50%, of the amount loaned.  At August 31, 2012, to meet that obligation we borrowed on an overnight basis the funds recorded as “other payable.”

Cash used in operations during the quarter ended August 31, 2012 was $2,776,304, despite our net income of $413,044 for the quarter.  The primary reason for the disparity was the increase of $1,792,053 in our accounts receivable.  In addition, in anticipation of a large project, we increased our prepaid account by $1,418,627.

Despite the significant use of cash in operations during the quarter, our cash balance at August 31, 2012 was $1,049,343, only slightly less than at the May 31, 2012 end of our prior fiscal year.  The presence of cash in our accounts was the result of a capital contribution of $2,698,230 by Li Xinmei, a member of our Board.  In addition, the prior shareholders of our subsidiary, China Metal Holding, Inc., contributed $300,065, which was required to satisfy the Chinese government regulations applicable to the acquisition of Changzhou Huayue by China Metal Holding.  The cash balance that resulted should provide us sufficient liquidity to fund our operations for the coming year.

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

ITEM 3                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of August 31, 2012.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of August 31, 2012.

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

There have been no material changes from the risk factors included in Section 1A of our Annual Report on Form 10-K filed on August 28, 2012.

Item 2.	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5	Other Information.

None.

Item 6	Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUAYUE ELECTRONICS, INC.

Date: October 22, 2012	By: /s/ Pan Shudong
Pan Shudong, Chief Executive Officer

By: /s/ Gan Liuzhi
Gan Liuzhi, Chief Financial Officer, Chief Accounting Officer