Form 10-Q/A
period 2012-08-31
Huayue Electronics, Inc.
filed 2012-10-30
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

October 22, 2012
Common Voting Stock: 30,067,741

Amendment No. 1:  Explanatory Note

This amendment is being filed in order to file the interactive data files.

PART II   -   OTHER INFORMATION

Item 6.                 Exhibits

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUAYUE ELECTRONICS, INC.

Date: October 25, 2012	By: /s/ Pan Shudong
Pan Shudong, Chief Executive Officer

By: /s/ Gan Liuzhi
Gan Liuzhi, Chief Financial Officer, Chief Accounting Officer