Form 10-Q
period 2012-11-30
Huayue Electronics, Inc.
filed 2013-01-10
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-54205

HUAYUE ELECTRONICS, INC. (Name of Registrant in its Charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

300 Somerset St., Room 469, Harrison, NJ 07029
(Address of Principal Executive Offices)

Issuer's Telephone Number: 646-512-5778

40 Wall Street, 28th Floor, New York, NY 10005
(Former Address, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer _ Non-accelerated filer    Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

January 10, 2013
Common Voting Stock: 31,327,741

HUAYUE ELECTRONICS, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 2012

TABLE OF CONTENTS

		Page No
Part I	Financial Information

Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheets – November 30, 2012 and May 31, 2012	2
	Consolidated Income Statements - for the Three and Six
	Month Periods Ended November 30, 2012 and 2011	3
	Consolidated Statements of Cash Flows – for the
	Six Months Ended November 30, 2012 and 2011	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17

Part II	Other Information

Item 1.	Legal Proceedings	17
Items 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

HUAYUE ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2012	May 31, 2012

Assets
Current assets:
Cash and cash equivalent	$1,107,812	$1,085,784
Accounts receivables, net	8,894,884	3,689,990
Prepaid account	3,181,292	2,389,547
Due from related parties	896,411	1,390,074
Other receivables	1,895,999	1,079,165
Inventory	1,173,645	1,985,391
Deferred tax assets, current	39,573	38,238
Total current assets	17,189,615	11,658,189
Plant, property and equipment, net	495,309	549,322
Total assets	17,684,924	12,207,511
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable	1,119,314	744,449
Tax payable	699,578	241,698
Short-term debt	3,339,058	6,787,152
Notes payable	1,590,027	1,578,407
Customer deposit	783,341	703,713
Due to related parties	82,212	194,312
Other payables	297,693	607,341
Total current liabilities	7,911,223	10,857,071

Total liabilities	7,911,223	10,857,071
Stockholders’ equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized; 31,327,741 shares and 30,067,741 shares issued and outstanding at November 30, 2012 and May 31, 2012, respectively	31,328	30,068
Additional Paid In Capital	6,816,967	669,932
Statutory reserve	31,263	31,263
Retained earnings	2,559,095	529,803
Accumulated other comprehensive income	335,047	89,374
Total stockholders’ equity	9,773,700	1,350,440
Total liabilities and stockholders’ equity	$17,684,924	$12,207,511

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
CONSOLIDATED INCOME STATEMENTS
UNIT: USD$

	FOR THE THREE MONTHS ENDED NOVEMBER 30,		FOR THE SIX MONTHS ENDED NOVEMBER 30,
	2012	2011	2012	2011

Sales Revenue	$4,795,580	$986,281	$6,872,252	$3,399,474
Cost of Goods Sold	2,776,543	842,207	4,166,842	3,157,141
Gross Profit	2,019,037	144,074	2,705,410	242,333

Selling Expenses	8,619	3,509	17,432	5,408
G&A Expenses	91,716	57,347	179,188	90,103
Total expenses	100,335	60,856	196,620	95,511
Income from operation	1,918,702	83,218	2,508,790	146,822
Interest Income (Expense)	(76,158)	(86,658)	(180,311)	(178,411)
Other income (Expense)	50,086	50,141	50,086	79,302
Profit before tax	1,892,630	46,701	2,378,565	47,713
Income tax	276,382	11,675	349,272	11,928

Net income	1,616,248	35,026	2,029,293	35,785
Other comprehensive income
Foreign currency translation adjustment	69,175	12,107	245,673	24,205
Comprehensive income	$1,685,423	$47,133	$2,274,966	$59,990
Income (Loss) Per Share, Basic and Diluted	$0.05	$0.00	$0.07	$0.00
Weighted Average Number of Common Shares, Basic and Diluted	30,206,203	30,067,741	30,136,593	30,067,741

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
UNIT: USD$
	FOR THE SIX MONTHS ENDED NOVEMBER 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$2,029,293	$35,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,014	17,059
Changes in operating assets and liabilities:
Accounts receivable	(5,204,894)	(523,448)
Inventory	811,746	(232,690)
Prepaid account	(791,745)	1,754,804
Other receivable	(816,834)	(675,144)
Due from related parties	493,663	(1,971,532)
Accounts payable	374,865	404,089
Customer deposit	79,628	166,860
Due to related parties	(112,100)	461,164
Taxes payable	457,880	39,883
Deferred tax assets	(1,335)	-
Other payables	(309,648)	602,083
Net cash provided by (used in) operating activities	(2,935,467)	78,913
Cash flows from investing activities:
Addition to plant and equipment	-	-
Long-term Investment	-	825
Net cash provided by (used in) investing activities	-	825
Cash flows from financing activities:
Short term debt	(3,448,094)	(647,566)
Notes payable	11,620	220,435
Capital contribution	6,148,295	-
Net cash provided by (used in) financing activities	2,711,821	(427,131)
Effect of exchange rate changes on cash and cash equivalents	245,674	38,393
Net increase (decrease) in cash and cash equivalents	22,028	(309,000)
Cash and cash equivalents at beginning of period	1,085,784	2,701,516
Cash and cash equivalents at end of period	$1,107,812	$2,392,516
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$180,959	$90,401
Income taxes	$305,106	$-

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011

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

Changzhou Huayue has been engaged since its formation in developing, manufacturing and selling electrolytic capacitors. Since 2008 Changzhou Huayue has also been engaged in developing, manufacturing and selling energy efficient lighting products, including both high frequency induction lights and light bulbs utilizing a light emitting diode (“LED”).  Changzhou Huayue’s offices and manufacturing facilities are located in China.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements reflect the financial position of the Company and its subsidiary, Changzhou Huayue Electronic Co., Ltd., as of November 30, 2012 and May 31, 2012 and the results of operations and cash flows of the Company and its subsidiary, Changzhou Huayue Electronic Co., Ltd., for the three months and six months ended November 30, 2012 and 2011.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011

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

Prepaid account

Prepaid account represents the payments made and recorded in advance for goods and services received. The Company makes advances for raw materials purchased from certain domestic vendors. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make advances from one and one-half months to three months ahead. The prepaid account was $3,181,292 as of November 30, 2012 and $2,389,547 as of May 31, 2012.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740, formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The deferred tax asset at November 30, 2012 and May 31, 2012 were $39,573 and $39,226, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded $142,340 and $134,962 VAT payable net of payments in the financial statements as of November 30, 2012 and May 31, 2012, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred no advertising costs for the three months ended November 30, 2012 and incurred $6,610 advertising costs for the three months ended November 30, 2011.

The Company incurred advertising costs of $184 and $8,509 for the six months ended November 30, 2012 and 2011, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). T he Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the three months ended November 30, 2012 and 2011, the Company incurred $1,127 and $5,663 mailing and handling costs, respectively. For the six months ended November 30, 2012 and 2011, the Company incurred $8,251 and $6,494 mailing and handling costs, respectively.

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

As of November 30, 2012, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011

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

Translation adjustments resulting from this process amounted to $335,047 and $91,744 as of November 30, 2012 and May 31, 2012, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective years:

	November 30	May 31, 2012,	November 30,
	2012	2012	2011

Period End RMB Exchange Rate (RMB/USD$)	6.2892	6.3449	6.34824
Average Period RMB Exchange Rate (RMB/USD$)	6.3219	6.3277	6.4063

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

As of November 30, 2012, the Company has appropriated USD $31,263 to the statutory reserve.

New accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at November 30, 2012 and May 31, 2012 are as follows:

	November 30, 2012	May 31, 2012
Accounts Receivable	$9,158,705	$3,951,883
Less: Allowance for Doubtful Accounts	(263,821)	(261,893)
Accounts Receivable, Net	$8,894,884	$3,689,990

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011
NOTE 4 – PREPAID ACCOUNT

The prepaid account consisted of the follows:
	November 30, 2012	May 31, 2012

Prepayment for purchase of raw materials	$3,117,454	$2,319,805
Prepayment for advertisement, exhibitions, utilities, consulting fees, etc.	63,838	69,742
Total prepaid account	$3,181,292	$2,389,547

NOTE 5 – OTHER RECEIVABLE

The other receivable consisted of the follows:

	November 30, 2012	May 31, 2012
Other Receivable
Receivables from Entities	$1,661,245	$431,503
Receivables from Individuals	234,755	647,662
Total	$1,895,999	$1,079,165

NOTE 6 – INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was reserved as of November 30, 2012 and May 31, 2012.

The components of inventories as of November 30, 2012 and May 31, 2012 were as follows:

	November 30, 2012	May 31, 2012

Raw materials	$164,439	$410,729
Packaging	60,337	59,896
Work-in-progress	694,546	720,229
Finished goods	254,323	794,466
Total Inventories	$1,173,645	$1,985,391

NOTE 7 - PLANT, PROPERTY AND EQUIPMENT, NET

The components of plant, property and equipment as of November 30, 2012 and May 31, 2012 were as follows:

	November 30, 2012	May 31, 2012

Machinery	$1,258,249	$1,106,702
Electronic Equipment	69,938	182,934
Transportation Equipment	256,905	283,872
Subtotal	1,585,092	1,573,507
Less: Accumulated Depreciation	(1,089,783)	(1,024,186)
Total plant, property and equipment, net	$495,309	$549,322

The depreciation expense for the three months ended November 30, 2012 and 2011 was $25,540 and $29,425, respectively.

The depreciation expense for the six months ended November 30, 2012 and 2011 was $54,013 and $67,245, respectively

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011

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

The related parties of the company are comprised as follows:

Name of entity or individual	Relationship with the Company
Changzhou Hengchuan Plastics Co, Ltd	Entity controlled by Mr. Pan Shudong and His Wife
Changzhou Shiji Jinyue Packaging Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Changzhou Jinyue Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Changzhou Leyuan International Trade Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Mr. Pan Shudong	Controlling person of China Metal Holding, Inc.
Ms. Li Xingmei	Mr. Pan Shudong’s Wife and Director of Changzhou Huayue Electronic Co.,Ltd
Pan Yile	Mr. Pan Shudong’s Daughter and Employee of Changzhou Huayue Electronic Co.,Ltd

 (i) Due from Related Party:

Due from Related Parties, at November 30, 2012 and May 31, 2012, consisted of the following balances:

	Transaction	November 30, 2012	May 31, 2012
Changzhou Hengchuan Plastics Co, Ltd	Prepayment & Other Receivable	$409,740	375,334
Changzhou Jinyue Electronics Co., Ltd	Accounts receivable	795	49,278
Changzhou Shiji Jinyue Packaging Co.,Ltd	Accounts receivable	127,342	371,873
Changzhou Shiji Jinyue Packaging Co.,Ltd	Advance to Suppliers	-	61,427
Pan Yile	Other Receivable	-	312,630
Mr. Pan Shudong	Due from Mr. Pan	357,720	187,156
Ms. Xinmei Li	Due from Mr. Pan	814	32,376
Total due from related parties		$2,028,510	$1,390,074

(ii) Due to Related Parties

Due to Related Parties at November 30, 2012 and May 31, 2012 consisted of the follows:

		November 30, 2012	May 31, 2012
Changzhou Leyuan International Trade Co.,Ltd	Accounts payable	$-	$114,290
Pan Yile	Other payable	69,492	-
Changzhou Hengchuan Plastics Co, Ltd	Accounts payable	12,720	80,222
Total due to related parties		$82,212	$194,312

 NOTE 10 – SHORT-TERM DEBT

The Company’s short term debt consisted of the follows:	November 30, 2012	May 31, 2012
	USD	USD
Loan from China Communication Bank ($0.79 million is due on 10/17/2012 with 8.528% annual interest rate , $0.95 million is due on 12/22/2012 with 8.528% annual interest rate, $0.63 million is due on 12/12/2012 with 8.528% annual interest rate)	$-	$3,156,815
Loan from China Industrial and Commercial Bank ($0.48 million is due on 9/10/2013 with 5.810% annual interest rate and $0.47 million is due on 6/10/2013 with 6.560% annual interest rate)	954,016	947,044
Loan from Chinese Bank (6.893% annual interest rate, due on 8/8/2013)	1,113,019	1,420,567
Loan from Changzhou Wujinyintong Agriculture Credit Union (6% annual interest rate, due on 3/18/2013)	477,008	473,522
Loan from Changzhou Wujinyinfeng Agriculture Credit Union (6% annual interest rate, due on 3/18/2013)	795,014	789,204
Total short term debt	3,339,057	6,787,152

NOTE 11 – NOTES PAYABLE

	November 30, 2012	May 31, 2012
Notes payable to Huaxian Bank	$1,590,027	$1,578,407
Total notes payable	$1,590,027	$1,578,407

All notes payable were due within one year and bear 6% annual interest rate on the maturity date.

NOTE 12 - TAX PAYABLE

Tax payable at November 30, 2012 and May 31, 2012 are as follows:

	November 30, 2012	May 31, 2012
Corporate Income Tax	$536,257	$106,366
Value-Added Tax	142,340	134,962
Other Tax & Fees	20,981	370
Total Tax Payable	$699,578	$241,968

NOTE 13 - OTHER PAYABLE

The Company’s other payable, at November 30, 2012 and May 31, 2012, consisted of the follows:

Type of Other payable:	November 30, 2012	May 31, 2012
Maintenance, utilities, and insurance	$38,315	$518,795
Payable to service fees	64,139	87,723
Others	195,239	824
Total other payable	$297,693	$607,341

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011

NOTE 14 - INCOME TAXES

For the six months ended November 30, 2012 and 2011, Changzhou Huayue Electronics Co., Ltd recorded income tax provisions of $249,272 and $11,928 respectively.

(i) The components of income (loss) before income tax expense are as follows:

	For the six months ended November 30,
	2012	2011
P.R.China	2,378,565	47,713

           (ii) The components of the income tax benefit (expense) are as follows:

	For the six months ended November 30,
	2012	2011
Current	(388,845)	(11,928)
Deferred:	39,573	-
Total Income tax benefit (expense)	(349,272)	(11,928)

(iii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	For the six months ended November 30,
	2012	2011
Current assets and liabilities
Accounts receivable allowances	39,573	-
Deferred tax assets, net, current	39,573	-

Changzhou Huayue Electronics Co., Ltd is subject to the Enterprise Income Tax (“EIT”) at a statutory rate of 25%.  However, according to P.R. China tax law, the effective tax rate for the bad debt expense deduction is only 15%.  The Company recognized $39,573 current deferred tax assets at enacted 15% tax deduction rate for the temporary differences between the financial reporting bases and the tax bases of its allowance for accounts receivable.

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

NOTE 15 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

On July 26, 2012, the Company received $300,065 cash payment from its shareholders. The cash receipt was recorded as addition to the paid in capital. On July 25, 2012, Ms. Li Xinmei contributed $2,698,230 to the Company. The contribution was recognized as additional paid in capital. Ms. Li is a member of the Board of Directors, spouse of the CEO, and a principal shareholder of the Company.  Both transactions did not increase the outstanding shares of the common stock.

On November 21, 2012, the Company’s Board of Directors approved and authorized the sale of 1,260,000 shares at $2.50 per share to Ms. Li Xinmei.  The Company received total proceeds of $3,150,000 from Ms. Li Xinmei in the quarter ended November 30, 2012.

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

Outline of Our Business

Huayue Electronics, Inc. is a Delaware corporation that functions as a holding company.  Through a wholly-owned subsidiary, we own all of the registered capital of Changzhou Huayue Electronic Co., Ltd. (“Changzhou Huayue”), a corporation organized and located in The People’s Republic of China (“PRC”).  Since 1999 Changzhou Huayue has been engaged in the production and sale of electrolytic capacitors. Since 2008, however, the growing portion of our business has been the production and sale of energy efficient lighting products. In the most recent fiscal quarter, over 93% of our sales revenue came from lighting products.

We first entered the market for energy efficient lighting in 2008 with a line of induction lights.  In contrast to traditional lamps, induction lights do not involve either filaments or electrodes, and no electrical connection goes on inside the glass tube. Instead, energy is transferred through the glass tube solely by electromagnetic induction. Power to create the light is transferred from outside the glass tube by means of a magnetic field. As with a conventional fluorescent lamp, the power excites mercury or a mercury alloy, producing ultraviolet light which hits the phosphors resulting in visible light.

Our participation in the market for induction lighting benefits from our intellectual property.   From 2008 to 2010, we obtained 60 patents from the PRC government relating to the induction lighting business, of which 33 are currently in use. Our induction lighting products also benefit from representing high quality at a low cost. The incorporation of smart cards into our lamps provides constant power control and the ability to automatically adjust brightness. We have the facilities to mass produce 300 watt induction lamps with long lives that do not require frequent maintenance, as backed up by our warranties.

After several years of research and development, in 2011 we added a line of LED lights to our product offerings.  An LED light contains diodes comprised of a negatively charged semiconductor paired with a positively charged semiconductor. When exposed to a power source, the diode becomes electrically unbalanced, which causes its electrons to seek a different energy level, thus emitting light. The primary advantage of LED lights is efficiency: energy waste is reduced by 50% to 90% compared to conventional incandescent bulbs.  In addition, LED lights have a far longer lifetime than conventional lights, are environmentally friendly, and do not produce the infrared radiation that makes incandescent bulbs hot to the touch.

For most of the past four years, our induction lights have been sold directly by our sales staff, as the primary market for our high-wattage bulbs consists of government and industrial applications such as high bays, roadways, tunnels and public facilities, where direct contact with the end user is important. In 2011 and 2012 we experimented with using sales agents to sell induction lights, but found the process less efficient than selling via our 32 person direct sales force.  Our electrolytic capacitors are also sole directly by our sales staff, as we have a long-standing group of customers for those products.

The target market for our LED products consists of residential, office and garage applications.  So with the introduction of our line of LED products in 2011, we began to develop a marketing network dedicated to distribution of our LED lights, in order to maximize distribution of these consumer products. We currently have 390 agents registered as participants in our marketing program.  During 2013 we plan to organize these participants into a network of dedicated franchise stores located in urban areas throughout China.  Changzhou Huayue believes that this strategic decision will enable us to expand our market throughout China in the coming year.

Results of Operations

Our operations during the second quarter of fiscal 2013 continued our growth trend. Sales revenue totaled $4,795,580 for the three months ended November 30, 2012, a nearly fourfold increase over revenue of $986,281 in the three months ended November 30, 2011.  For the six months ended November 30, 2012, the 102% increase in sales is likewise sharp, albeit not as dramatic as second quarter sales. However, sales in the quarter ended August 31, 2011 included a transaction arranged prior to the September 2011, when we became a public company. $1,493,830 of the sales revenue in that prior quarter was attributable to a sale to a related party (Changzhou Teweile Energy Saving Lighting Technology Co., Ltd.) in which Changzhou Huayue sold goods to Changzhou Teweile at a loss of $109,193, permitting Changzhou Teweile to resell the goods to the ultimate customer at a profit.  In the period since we became a public company, there have been no other sales at discount to market, and it is management’s plan that such related party transactions will not be replicated in the future, except in circumstances where the benefit to Changzhou Huayue equals or exceeds the benefit it would receive from an arms-length transaction.

Even if the loss-sale to Changzhou Teweile in 2011 is taken into account, the growth in sales from the first half of fiscal 2012 to the first half of fiscal 2013 was marked. The primary reason for the improvement is the conversion of our marketing program from direct sales to sales through agents.  In the first half of fiscal 2012, the agency program was still in its start-up phase. The marked improvement in sales in the first half of fiscal 2013 indicates that the new agents are gaining traction in their marketing efforts.

The margins on our sales improved significantly in the second quarter and first half of fiscal 2013, both as compared to the comparable periods of fiscal 2012 and as compared to the entirely of fiscal 2012. The improvement as compared to the first half of fiscal 2012 (39% vs. 7%) is in large part attributable to the loss-sale that accounted for 31% of revenue in that six month period. However, our gross margin for the year ended May 31, 2012 was itself only 13%, primarily due to our policy of seeking market position by introducing lighting products while they are still in the final development stages. The 42% gross margin achieved in the second quarter of fiscal 2013 and the 39% achieved in the first half of fiscal 2013 are indicative of our maturing position in the lighting market, which permits us to demand higher profits on our lighting sales.

Our selling expenses remain insignificant - $17,432 in the six months ended November 30, 2012 - due to our reliance on a network of independent sales agents. General and administrative expenses increased by 60% from $57,347 in the second quarter of fiscal 2012 to $91,716 in the second quarter of fiscal 2013, and by 99% in the first half of fiscal 2013. The primary reasons for the increase in G&A expenses were our efforts to promote our new lighting products, as well as an increase in the required contribution to the national pension fund.  General and administrative expenses will continue to increase in the coming year, as we assume the obligations attendant to being a U.S. public company, including legal and accounting expenses and other expenses related to the nurturing of our new shareholder base.

As a result of our improved gross profit and the relatively small increase in our G&A expenses, our income from operations increased from $83,218 in the quarter ended November 30, 2011 to $1,918,702 in the quarter ended November 30, 2012, and from $146,822 in the six months ended November 30, 2011 to $2,508,790 in the six months ended November 30, 2012.

We rely on short-term bank debt for our liquidity, with the result that interest expenses often exceed our total operating expenses.  Interest expense (net of interest income) of $180,311 in the first six months of fiscal 2013 exceeded the $178,411 recorded in the first six months of fiscal 2012 primarily due to increases in interest rates.  As discussed below, we hope to access the international capital markets to obtain equity funding to pay off the debt and reduce this cost and our exposure to increasing interest rates.

Our net profit before tax for the quarter ended November 30, 2012 was $1,892,630, a significant improvement over the quarter ended November 30, 2011 when we barely broke even.  China imposes a national corporate income tax rate of 25%.  Currently, however, a portion of our net pre-tax income is deferred in accordance with Chinese tax regulations that favor technology companies in their growth stage.  As a result, we accrued only $276,382 for income tax in the quarter ended November 30, 2012. As a result, our net income for the quarter was $1,616,248.  For the six months ended November 30, 2012 our net income of $2,029,293 was a marked improvement over the net income of $35,785 we recorded in the six months ended November 30, 2011.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business.  The amount added to “accumulated other comprehensive income” was $245,673 during the six months ended November 30, 2012.  During the six months ended November 30, 2011, when the exchange rate was less volatile, our accumulated other comprehensive income increased by $24,205.

Liquidity and Capital Resources

Until recently the operations of the Company had been funded by contributions and short-term loans from our founder, Mr. Shudong Pan, his family, and entities related to them.  In recent periods, however, we have developed bank lending relationships, which are now our primary source of liquidity.  Today, our current liabilities are in large part made up of short term debt and notes payable to Chinese banks. Most of these debts have been guaranteed by related entities or secured by property owned by related parties.  The proceeds of these loans have been utilized primarily to finance the development of our lighting business and the expanded sales effort for the new LED lighting products.

As is common in China, all of our bank borrowing is done on a short-term basis.  As a result, the entire amount of $5,226,778 that we owed to lending institutions at November 30, 2012 has been classified as short-term debt, although we have every reason to believe that the institutions will replace the loans as they come due.  Because our debts are all classified as short-term, at November 30, 2012 we had only $9,278,392 in working capital, despite cash contributions to capital during the first half of fiscal 2013 that totaled $6,148,295.

The largest component of our current assets was our accounts receivable.  Accounts receivable of $8,894,884 at November 30, 2012, are large relative to recent revenue.  Some of the increase is attributable to sales of induction lights made in connection with government lighting programs, payment for which is delayed pending completion of bureaucratic approval processes. In addition, in our efforts to achieve a substantial beachhead in the market for energy efficient lighting, we offer certain customers ninety days after delivery to make payment to us.  In general, we do so only after we are assured that the customer has the capability and intent to make payment.  This practice reduces our liquidity to some extent, but helps us develop long-term, repeat customers.  As our lighting business matures, however, we will move toward more conventional payment terms.

The next largest component of our current assets was our prepaid expenses.  In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. That security is the purpose for the $3,181,292 prepaid account on our November 30, 2012 balance sheet.

The amount due from related parties occurred because, in order to optimize our cash resources, Changzhou Huayue buys some of its raw materials from related parties, and sells a large portion of its finished goods to related parties.  As a result, at November 30, 2012 we owed $82,212 to entities controlled by our CEO and his family, and those or other such entities owed $896,411 to us.  Our plan is that as our business expands and our cash flows become more stable, we will reduce or eliminate the incidence of related party sales. As a result, during the six months ended November 30, 2012, our due from related parties account was reduced by $493,663.

Included in our current liabilities at November 30, 2012 was an “other payable” of $297,693.  This represented an overnight loan that we secured to fund our bank deposit obligation.  A significant portion of the bank loans that we have obtained require us, at the end of each month, to maintain deposits with lender equal to a percentage, typically 50%, of the amount loaned.  At November 30, 2012, to meet that obligation we borrowed on an overnight basis the funds recorded as “other payable.”

Cash used in operations during the six months ended November 30, 2012 was $2,932,796, despite our net income of $2,029,293 during the period.  The primary reason for the disparity was the increase of $5,204,894 in our accounts receivable.

Despite the significant use of cash in operations during the quarter, our cash balance at November 30, 2012 was $1,107,812, slightly greater than at the May 31, 2012 end of our prior fiscal year.  The presence of cash in our accounts was the result of capital contributions totaling $5,848,230 by Li Xinmei, a member of our Board.  In addition, the prior shareholders of our subsidiary, China Metal Holding, Inc., contributed $300,065, which was required to satisfy the Chinese government regulations applicable to the acquisition of Changzhou Huayue by China Metal Holding.  The cash balance that resulted should provide us sufficient liquidity to fund our operations for the coming year.

Our business plan is based on obtaining long term financing of $10 million during the next year.  $6 million of this amount would be used to build a new production and distribution center for energy efficient lighting, and $4 million would be used to provide additional liquidity.  A further capital raise of $20 million is projected for the following year.  We hope to raise the new funds through the sale of equity in the Company, although this may prove not to be feasible.   If we are forced to finance our capital needs through the issuance of debt or long term borrowing, the interest rates we pay and our interest cost of financing would increase.  However, we believe that the incremental sales supported by the increased production capacity financed by the borrowing will more than offset these added expenses.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of November 30, 2012.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of November 30, 2012.

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

 PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.
Item 1A	Risk Factors
There have been no material changes from the risk factors included in Section 1A of our Annual Report on Form 10-K filed on August 28, 2012.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2013.

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

HUAYUE ELECTRONICS, INC.

Date: January 10, 2013	By: /s/ Pan Shudong
Pan Shudong, Chief Executive Officer

By: /s/ Gan Liuzhi
Gan Liuzhi, Chief Financial Officer, Chief Accounting Officer