Form 10-K/A
period 2012-05-31
Huayue Electronics, Inc.
filed 2013-04-19
CIK 1315756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents incorporated by reference: NONE

AMENDMENT NO. 1

This amendment is being filed in order to expand the disclosure in the following sections:

•	Item 1. “Business: Induction Lighting: Involvement of the PRC Government;”
•	Item 1. “Business: Induction Lighting: Marketing and Distribution;”
•	Item 1A. “Risk Factors: We currently benefit from the support of the PRC government…”
•	Item 6: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
•	“Notes to Consolidated Financial Statements: Note 2: Revenue Recognition.”

In addition, the report of the independent registered public accountant has been modified.

None of the other information in this Report has been modified, nor has any effort been made to update the information presented.  For more current information, readers should refer to the more current filings by Huayue Electronics, Inc. with the Securities and Exchange Commission.

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

We recently changed our domestic distribution strategy.  Prior to fiscal 2012 our target market for lighting products had been end users, to whom our in-house sales staff marketed directly.  During fiscal 2012 we added an emphasis on developing customer relationships with distributors of lighting products and construction materials.  By the end of fiscal 2012 we had 46 such distributors on our customer list; our goal is to increase this number to 60 by the end of calendar 2012.  Our sales transactions with distributors are not significantly different than our sales transactions with end users:  none of our distributors has been given an exclusive territory, their purchases are based on the same price list as we give to end users, and our revenue recognition policies are the same for each type of sale.  However, the relationship with distributors provides us a cost-effective way of expanding the scope of our marketing.  Huayue believes that this strategic decision contributed to the significantly increased sales during fiscal 2012.

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

Induction Lighting:  Involvement of the PRC Government
Changzhou Huayue has enjoyed the support of the PRC government.  Leaders within the government as well as specialists from such entities as the Policy Research Center of the Communist Party of China and the Economic Research Office of the State Council visited our site and reviewed our technology in early 2010.  That same year, a group of experts recommended that the induction lighting industry and its technology be further developed as a matter of public policy.  As a result, the PRC government designated induction lamps as high-efficiency products that would be eligible for preferential policies and subsidies.  Among the benefits that we have received from the government’s favorable attitude toward induction lighting are the following:

•	We received grants from the government in the year ended May 31, 2011, totaling 1,686,000 RMB (or $251,282), and 736,000 RMB (or $115,743) in the year ended May 31, 2012.

•
Having qualified for the Chinese government’s incentive program to promote innovation in technology, Changzhou Huayue currently enjoys a 15% income tax rate (reduced from the standard 25% corporate income tax rate) until 2014, at which time we will be eligible to apply for an extension.

•	The national government’s policy favoring the use of induction lighting has expanded the market for our products.

In order to promote energy saving through the replacement of traditional lighting, induction lamps were put on the government procurement list.  In cooperation with several of our customers who serve as contractors on projects funded by various governmental ministries and commissions, we have installed induction lamps on the Shengli Oilfield and the Shanghai Middle Ring Highway, and are working on the installation of induction lamps as a part of such projects as Beijing International Airport, Petro China, SinoPec and Saicgroup.  Huayue believes that these projects will improve awareness of our brands and expand our market share.

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

The PRC government provides Changzhou Huayue with the benefits of preferential policies and direct subsidies.  Among the benefits that have had a direct impact on our financial results are grants for technology development and favorable tax rates.  Of perhaps even more importance to our overall financial results is the fact that induction lamps are on the government procurement list and the national government has expressed a policy favoring the use of induction lamps in government funded construction projects.  Projects initiated by government ministries and commissions have increased the demand for our products.  If the government were to change its position on the induction lighting industry in general, or Changzhou Huayue specifically, it would have a material adverse effect on the company.

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

More indicative of our current level of operations than the full year results for fiscal year 2012 are our results for the second half of that year.  Sales were modest in the first half of fiscal 2012, reaching only a 6% increase over sales in the first half of fiscal 2011.  This occurred primarily because early in fiscal 2012 we changed our domestic distribution strategy, expanding our market from a focus on end users to include large distributors of lighting products and construction supplies. In the first half of the fiscal year, our expanded marketing strategy was still in its start-up phase.  However, our sales increased by 48% in the third quarter of the year, compared to the third quarter of fiscal 2011, and increased by 56% in the fourth quarter of the year.  These marked improvements in sales in the second half of fiscal 2012 indicate that the new distributors are gaining traction in their marketing efforts.

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

The transition in our business focus from capacitors to induction lighting had significant effects on our operating expenses as well as our revenues.  Selling expenses declined to $27,328 during the year ended May 31, 2012 from $49,204 in the prior year, a decrease that reflected our decision to reduce our emphasis on direct sales to end users and increase our efforts to market to large distributors.  General and administrative expenses increased by 137% from $205,518 in fiscal 2011 to $485,403 in fiscal 2012. The primary reasons for the $279,885 increase in G&A expenses were:

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

The largest component of our current assets was our accounts receivable.  Accounts receivable of $3,689,990 at May 31, 2012, are large relative to recent revenue.  In our efforts to achieve a substantial beachhead in the induction lighting market, after we are assured that the customer has the capability and intent to make payment, we offer our customers relatively generous payment terms.  Our standard payment terms are 90 days after delivery.  However, for particularly attractive customers, with strong credit histories, we employ a variety of payment practices:

•	While the Company’s standard payment policy is 90 days, in many cases the Company has offered customers payment terms beyond 90 days.

•
The Company promotes its energy efficient lighting products as a self-amortizing expense - i.e. the cost savings from replacing conventional lights with Huayue induction or LED lights will repay the cost of the lights.  From time to time, the Company has backed up this promotion with its agreement that the customer can delay a portion of its payment obligation until the cost savings are realized.

•
The Company recognizes that Chinese government bureaucracies often pay for construction only when an entire project is complete and has been inspected.  The Company, therefore, has special payment terms that it often provides to government contractors, in which payment is due 90 days after the actual installation of the lighting products on the jobsite.

Our generous payment terms reduce our liquidity to some extent.  The practice is harmful to our cash flow, particularly in light of the requirement that we prepay many of our vendors for raw materials and components, as discussed below.  But our generous payment terms do helps us develop long-term, repeat customers.  As our induction lighting business matures, however, we will move toward more conventional payment terms.

The next largest component of our current assets was our prepaid expenses.  In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements.  In addition, rather than providing Changzhou Huayue with a line of credit, the Company’s banks pay Changzhou Huayue’s vendors directly, which makes prepayment for raw materials and components a method of assuring that credit is available when needed.  These two reasons explain the $2,389,547 prepaid account on our May 31, 2012 balance sheet.  It is noteworthy, however, that in the fourth quarter of fiscal 2012 our prepaid account was reduced by $1,780,036, as we drew on our credits with suppliers to meet the demands of sales growth in that quarter.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huayue Electronics, Inc. as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognition

The Company’s revenue is derived from the sale of products. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition. Our determination to recognize revenue is based on the following:

•
Persuasive evidence that an arrangement (sales contract) exists between a willing customer and us that outlines the terms of the sale (including customer information, product specification, quantity of goods, purchase price and payment terms).

•	Delivery is considered to have occurred when the risks, rewards and ownership of the products are transferred from us to our customers.

•	Our price to the customer is fixed and determinable as specifically outlined in the sales contract.

•
For customers to whom credit terms are extended, we assess a number of factors to determine whether collection from them is probable, including past transaction history with them and their credit-worthiness. All credit extended to customers is pre-approved by management. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.

Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company currently does not offer customers a right of return. Therefore, uncertainty regarding customer acceptance does not exist and delivered elements are not subject to general or customer-specified return or refund privileges.

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