Form 10-Q
period 2013-02-28
Huayue Electronics, Inc.
filed 2013-04-22
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013

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

April 22, 2013
Common Voting Stock: 31,327,741

HUAYUE ELECTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED FEBRUARY 28, 2013

TABLE OF CONTENTS

HUAYUE ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
		UNIT: USD$
	2/28/2013	5/31/2012
Assets
Current assets:
Cash and cash equivalent	$1,432,250	$1,085,784
Accounts receivables, net	11,298,201	3,689,990
Prepaid account	2,152,459	2,389,547
Due from related parties	1,532,728	1,390,074
Other receivables	214,102	1,079,165
Inventory	595,133	1,985,391
Deferred tax assets, current	39,644	38,238
Total current assets	17,264,517	11,658,189
Plant, property and equipment, net	472,363	549,322
Total assets	17,736,880	12,207,511
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable	1,141,701	744,449
Tax payable	976,349	241,698
Short-term debt	2,070,756	6,787,152
Notes payable	1,592,889	1,578,407
Customer deposit	916,370	703,713
Due to related parties	5,097	194,312
Accrued expense and other payables	153,561	607,341
Total current liabilities	6,856,722	10,857,072
Total liabilities	6,856,722	10,857,072
Other long-term payable
Stockholders’ equity
Common stock, par value $0.001 per share; 60,000,000 shares authorized; and 31,327,741 shares and 30,067,741 shares issued and outstanding at February 28, 2013, and May 31, 2012, respectively	31,328	30,068
Additional Paid In Capital	7,117,032	669,932
Statutory reserve	31,263	31,263
Retained earnings	3,690,483	529,803
Accumulated other comprehensive income	10,051	89,373
Total stockholders’ equity	10,880,158	1,350,439
Total liabilities and stockholders’ equity	$17,736,880	$12,207,511

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
CONSOLIDATED INCOME STATEMENTS
				UNIT: USD$
	FOR THE THREE MONTHS ENDED FEBRUARY 28,		FOR THE NINE MONTHS ENDED FEBRUARY 28,
	2013	2012	2013	2012

Sales Revenue	$3,792,205	$2,501,290	$10,664,457	$5,900,764
Cost of Goods Sold	2,243,997	2,120,285	6,410,839	5,277,426
Gross Profit	1,548,209	381,006	4,253,619	623,339

Selling Expenses	7,731	603	25,163	6,011
G&A Expenses	97,987	102,382	277,175	192,485
Total expenses	105,718	102,985	302,338	198,496
Income from operation	1,442,491	278,021	3,951,281	424,843
Interest Income (Expense)	(40,590)	(100,269)	(220,901)	(278,680)
Other income (Expense)	(55,454)	63,797	(5,368)	143,099
Profit before tax	1,346,447	241,549	3,725,012	289,262
Income tax	215,059	60,387	564,331	72,315

Net income	1,131,388	181,162	3,160,682	216,947
Other comprehensive income
Foreign currency translation adjustment	(324,996)	73,557	(79,322)	97,762
Comprehensive income	$806,393	$254,719	$3,081,359	$314,709
Income (Loss) Per Share, Basic and Diluted	$0.04	$0.01	$0.10	$0.01
Weighted Average Number of Common Shares, Basic and Diluted	31,327,741	30,067,741	30,529,279	30,067,741

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
		UNIT: USD$
	FOR THE NINE MONTHS ENDED FEBRUARY 28,
Cash Flows From Operating Activities:	2013	2012
Net income	$3,160,682	$216,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,959	88,108
Changes in operating assets and liabilities:
Accounts receivable	(7,608,212)	(650,826)
Inventory	1,390,258	62,828
Prepaid account	237,088	(640,337)
Other receivable	865,063	(723,792)
Due from related parties	(142,654)	115,328
Accounts payable	397,252	352,041
Customer deposit	212,657	495,819
Due to related parties	(189,215)	(108,019)
Taxes payable	734,651	29,581
Deferred tax assets	(1,406)	-
Accured expense and other payables	(453,780)	2,107,266
Net cash provided by (used in) operating activities	(1,320,658)	1,344,943
Cash flows from investing activities:
Addition to plant and equipment	-	(46,122)
Long-term Investment	-	30,610
Net cash provided by (used in) investing activities	-	(15,512)
Cash flows from financing activities:
Short term debt	(4,716,396)	(594,991)
Notes payable	14,482	248,626
Capital contribution	6,448,360	-
Net cash provided by (used in) financing activities	1,746,446	(346,365)
Effect of exchange rate changes on cash and cash equivalents	(79,322)	97,764
Net increase (decrease) in cash and cash equivalents	346,466	1,080,830
Cash and cash equivalents at beginning of period	1,085,784	2,701,516
Cash and cash equivalents at ending of period	$1,432,250	$3,782,346
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$180,959	$281,105
Income taxes	$305,106	$-

See Notes to Consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements reflect the financial position of the Company and its subsidiary, Changzhou Huayue Electronic Co., Ltd., as of February 28, 2013 and May 31, 2012 and the results of operations and cash flows of the Company and its subsidiary, Changzhou Huayue Electronic Co., Ltd., for the three months and nine months ended February 28, 2013 and 2012.

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
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

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


Persuasive evidence that an arrangement (sales contract) exists between a willing customer and us that outlines the terms of the sale (including customer information, product specification, quantity of goods, purchase price and payment terms).

	Delivery is considered to have occurred when the risks, rewards and ownership of the products are transferred from us to our customers.

	Our price to the customer is fixed and determinable as specifically outlined in the sales contract.


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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

Prepaid account

Prepaid account represents the payments made and recorded in advance for goods and services received. The Company makes advances for raw materials purchased from certain domestic vendors. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make advances from one and one-half months to three months ahead. The prepaid account was $2,152,459 as of February 28, 2013 and $2,389,547 as of May 31, 2012.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740, formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The deferred tax asset at February 28, 2013 and May 31, 2012 were $39,644 and $38,238, respectively.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded $182,532 and $134,962 VAT payable net of payments in the financial statements as of February 28, 2013 and May 31, 2012, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred no advertising costs for the three months ended February 28, 2013 and February 28, 2012.

The Company incurred advertising costs of $184 and $8,509 for the nine months ended February 28, 2013 and 2012, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the three months ended February 28, 2013 and 2012, the Company incurred $1,289 and $998 mailing and handling costs, respectively. For the nine months ended February 28, 2013 and 2012, the Company incurred $9,540 and $7,482 mailing and handling costs, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

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

As of February 28, 2013, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $(79,322) and $91,744 as of February 28, 2013 and May 31, 2012, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective years:

	February 28, 2013	May 31, 2012	February 28, 2012
Period End RMB Exchange Rate (RMB/USD$)	6.2779	6.3449	6.2919
Average Period RMB Exchange Rate (RMB/USD$)	6.2845	6.3277	6.3772

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

As of February 28, 2013, the Company has appropriated USD $31,263 to the statutory reserve.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

New accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at February 28, 2013 and May 31, 2012 are as follows:

	February 28, 2013	May 31, 2012
Accounts Receivable	$11,562,497	$3,951,883
Less: Allowance for Doubtful Accounts	(264,296)	(261,893)
Accounts Receivable, Net	$11,298,201	$3,689,990

NOTE 4 – PREPAID ACCOUNT

The prepaid account consisted of the follows:

	February 28, 2013	May 31, 2012

Prepayment for purchase of raw materials	$2,125,937	$2,319,805
Prepayment for advertisement, exhibitions, utilities, consulting fees, etc.	26,522	69,742
Total prepaid account	$2,152,459	$2,389,547

NOTE 5 – OTHER RECEIVABLE

The other receivable consisted of the follows:

	February 28, 2013	May 31, 2012
Other Receivable
Receivables from Entities	$189,694	$431,503
Receivables from Individuals	24,408	647,662
Total	$214,102	$1,079,165

NOTE 6 – INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was reserved as of February 28, 2013 and May 31, 2012.

The components of inventories as of February 28, 2013 and May 31, 2012 were as follows:

	February 28, 2013	May 31, 2012

Raw materials	$218,349	$410,729
Packaging	60,446	59,896
Work-in-progress	242,221	720,229
Finished goods	74,117	794,466
Total Inventories	$595,133	$1,985,391

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

NOTE 7 - PLANT, PROPERTY AND EQUIPMENT, NET

The components of plant, property and equipment as of February 28, 2013 and May 31, 2012 were as follows:

	February 28, 2013	May 31, 2012

Machinery	$1,260,514	$1,106,702
Electronic Equipment	70,063	182,934
Transportation Equipment	257,367	283,872
Subtotal	1,587,944	1,573,507
Less: Accumulated Depreciation	(1,115,581)	(1,024,186)
Total plant, property and equipment, net	$472,363	$549,322

The depreciation expense for the three months ended February 28, 2013 and 2012 was $30,177 and $20,863, respectively.

The depreciation expense for the nine months ended February 28, 2013 and 2012 was $76,959 and $88,108, respectively

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

 (i) Due from Related Party:

Due from Related Parties, at February 28, 2013 and May 31, 2012, consisted of the following balances:

	Transaction	February 28, 2013	May 31, 2012
Changzhou Hengchuan Plastics Co, Ltd	Prepayment & Other Receivable	$783,220	375,334
Changzhou Jinyue Electronics Co., Ltd	Accounts receivable	-	49,278
Changzhou Shiji Jinyue Packaging Co.,Ltd	Accounts receivable	-	371,873
Changzhou Shiji Jinyue Packaging Co.,Ltd	Advance to Suppliers	-	61,427
Pan Yile	Other Receivable	-	312,630
Mr. Pan Shudong	Due from Mr. Pan	749,508	187,156
Ms. Xinmei Li	Due from Mr. Pan	-	32,376
Total due from related parties		$1,532,728	$1,390,074

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

NOTE 8 - RELATED PARTY TRANSACTIONS AND BALANCES (continued)

(ii) Due to Related Parties

Due to Related Parties at February 28, 2013 and May 31, 2012 consisted of the follows:

		February 28, 2013	May 31, 2012
Changzhou Leyuan International Trade Co.,Ltd	Accounts payable	$-	$114,290
Pan Yile	Other payable	5,097	-
Changzhou Hengchuan Plastics Co, Ltd	Accounts payable	0	80,222
Total due to related parties		$5,097	$194,312

NOTE 9 – SHORT-TERM DEBT

The Company’s short term debt consisted of the follows:

	February 28, 2013	May 31, 2012
	USD	USD
Loan from China Communication Bank ($0.79 million is due on 10/17/2012 with 8.528% annual interest rate , $0.95 million is due on 12/22/2012 with 8.528% annual interest rate, $0.63 million is due on 12/12/2012 with 8.528% annual interest rate)	$-	$3,156,815
Loan from China Industrial and Commercial Bank ($0.48 million is due on 9/10/2013 with 5.810% annual interest rate and $0.47 million is due on 6/10/2013 with 6.560% annual interest rate)	955,733	947,044
Loan from Chinese Bank (6.893% annual interest rate, due on 8/8/2013)	1,115,023	1,420,567
Loan from Changzhou Wujinyintong Agriculture Credit Union (6% annual interest rate, due on 3/18/2013)	-	473,522
Loan from Changzhou Wujinyinfeng Agriculture Credit Union (6% annual interest rate, due on 3/18/2013)	-	789,204
Total short term debt	2,070,756	6,787,152

NOTE 10 – NOTES PAYABLE

	February 28, 2013	May 31, 2012
Notes payable to Huaxian Bank	$1,592,889	$1,578,407
Total notes payable	$1,592,889	$1,578,407

All notes payable were due within one year and bear 6% annual interest rate on the maturity date.

NOTE 11 - TAX PAYABLE

Tax payable at February 28, 2013 and May 31, 2012 are as follows:

	February 28, 2013	May 31, 2012
Corporate Income Tax	$702,450	$106,366
Value-Added Tax	182,532	134,962
Other Tax & Fees	91,367	370
Total Tax Payable	$976,349	$241,968

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

NOTE 12 - OTHER PAYABLE

The Company’s other payable, at February 28, 2013 and May 31, 2012, consisted of the follows:

Type of Other payable:	February 28, 2013	May 31, 2012
Maintenance, utilities, and insurance	$53,717	$518,795
Payable to service fees	25,709	87,723
Others	74,135	824
Total other payable	$153,561	$607,341

NOTE 13 - INCOME TAXES

For the nine months ended February 28, 2013 and 2012, Changzhou Huayue Electronics Co., Ltd recorded income tax provisions of $564,331 and $72,315 respectively.

(i) The components of income (loss) before income tax expense are as follows:

	For the nine months ended February 28,
	2013	2012
P.R.China	3,725,012	289,262

           (ii) The components of the income tax benefit (expense) are as follows:

	For the nine months ended February 28,
	2013	2012
Current	(603,975)	(72,315)
Deferred:	39,644	-
Total Income tax benefit (expense)	(564,331)	(72,315)

(iii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	For the nine months ended February 28,
	2013	2012
Current assets and liabilities
Accounts receivable allowances	39,644	-
Deferred tax assets, net, current	39,644	-

Changzhou Huayue Electronics Co., Ltd is subject to the Enterprise Income Tax (“EIT”) at a statutory rate of 25%.  However, according to P.R. China tax law, the effective tax rate for the bad debt expense deduction is only 15%.  The Company recognized $39,644 current deferred tax assets at enacted 15% tax deduction rate for the temporary differences between the financial reporting bases and the tax bases of its allowance for accounts receivable.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND 2012

NOTE 14 – COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

During the nine months ended February 28, 2013, the Company received total of $2,998,295 cash contribution from its shareholders.  On July 25, 2012, Ms. Li Xinmei contributed $2,698,230 to the Company. Ms. Li is a member of the Board of Directors, spouse of the CEO, and a principal shareholder of the Company.  On July 26, 2012, the Company received $300,065 cash payment from other shareholders. The cash receipts were recorded as additions to the paid in capital. Both transactions did not increase the outstanding shares of the common stock.

On November 21, 2012, the Company’s Board of Directors approved and authorized the sale of 1,260,000 shares at $2.50 per share to Ms. Li Xinmei.  The Company received total proceeds of $3,150,000 from Ms. Li Xinmei in the quarter ended February 28, 2013.

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

Outline of Our Business

Huayue Electronics, Inc. is a Delaware corporation that functions as a holding company.  Through a wholly-owned subsidiary, we own all of the registered capital of Changzhou Huayue Electronic Co., Ltd. (“Changzhou Huayue”), a corporation organized and located in The People’s Republic of China (“PRC”).  Since 1999 Changzhou Huayue has been engaged in the production and sale of electrolytic capacitors. Since 2008, however, the growing portion of our business has been the production and sale of energy efficient lighting products. Today, over 95% of our sales revenue comes from lighting products.

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

For most of the past four years, our induction lights have been sold directly by our sales staff, as the primary market for our high-wattage bulbs consists of government and industrial applications such as high bays, roadways, tunnels and public facilities, where direct contact with the end user is important. Our electrolytic capacitors are also sold directly by our sales staff, as we have a long-standing group of customers for those products. In 2012 we expanded our target market for lighting to include distributors of lighting products and construction materials. By the end of fiscal 2012 we had 46 such distributors on our customer list. Our sales transactions with distributors are not significantly different than our sales transactions with end users: none of our distributors has been given an exclusive territory, their purchases are based on the same price list as we give to end users, and our revenue recognition policies are the same for each type of sale. However, the relationship with distributors provides us a cost-effective way of expanding the scope of our marketing.

The end users for our LED products consist of residential, office and garage applications.  So with the introduction of our line of LED products in 2011, we began to develop a marketing network dedicated to distribution of our LED lights, in order to maximize distribution of these consumer products. We currently have 390 distributors registered as participants in our marketing program.  During 2013 we plan to organize these participants into a network of dedicated franchise stores located in urban areas throughout China.  Changzhou Huayue believes that this strategic decision will enable us to expand our market throughout China in the coming year.

Results of Operations

Our operations during the third quarter of fiscal 2013 continued our growth trend. Sales revenue totaled $3,792,205 for the three months ended February 28, 2013, an increase of 52% over revenue of $2,501,290 in the three months ended February 28, 2012.  For the nine months ended February 28, 2013, the 81% increase in sales is likewise sharp. The improvement is even more noteworthy when one considers that sales in the quarter ended August 31, 2011 included a transaction arranged prior to the September 2011, when we became a public company. $1,493,830 of the sales revenue in that prior quarter was attributable to a sale to a related party (Changzhou Teweile Energy Saving Lighting Technology Co., Ltd.) in which Changzhou Huayue sold goods to Changzhou Teweile at a loss of $109,193, permitting Changzhou Teweile to resell the goods to the ultimate customer at a profit.  In the period since we became a public company, there have been no other sales at discount to market, and it is management’s plan that such related party transactions will not be replicated in the future, except in circumstances where the benefit to Changzhou Huayue equals or exceeds the benefit it would receive from an arms-length transaction.

Even if the loss-sale to Changzhou Teweile in 2011 is taken into account, the growth in sales from the first nine months of fiscal 2012 to the first nine months of fiscal 2013 was marked. The primary reason for the improvement has been the addition of LED lighting to our product offerings, as well as the increased effectiveness of our marketing programs. In particular, the new focus on developing distributors as customers appears to be fruitful. The marked improvement in sales in the first nine months of fiscal 2013 indicates that the new distributors are gaining traction in their marketing efforts.

The margins on our sales improved significantly in the third quarter and first nine months of fiscal 2013, both as compared to the comparable periods of fiscal 2012 and as compared to the entirely of fiscal 2012. The improvement as compared to the first nine months of fiscal 2012 (40% vs. 11%) is in large part attributable to the loss-sale that accounted for 25% of revenue in that nine month period. However, our gross margin for the year ended May 31, 2012 was itself only 13%, primarily due to our policy of seeking market position by introducing lighting products while they are still in the final development stages. The 41% gross margin achieved in the third quarter of fiscal 2013 and the 40% achieved in the first nine months of fiscal 2013 are indicative of our maturing position in the lighting market, which permits us to demand higher profits on our lighting sales.

Our selling expenses remain insignificant - $25,163 in the nine months ended February 28, 2013 - due to our reliance on a network of independent distributors. General and administrative expenses decreased by 5% from $102,382 in the third quarter of fiscal 2012 to $97,987 in the third quarter of fiscal 2013, and by 44% in the first nine months of fiscal 2013. The quarter-to-quarter decrease reflected management’s efforts at cost control, but was aberrant.  The increase in the nine month period was more characteristic of our growth - the primary reasons for the increase in G&A expenses were our efforts to promote our new lighting products, as well as an increase in the required contribution to the national pension fund.  General and administrative expenses will continue to increase in the coming year, as we assume the obligations attendant to being a U.S. public company, including legal and accounting expenses and other expenses related to the nurturing of our new shareholder base.

As a result of our improved gross profit and the relative stability of our G&A expenses, our income from operations increased from $278,021 in the quarter ended February 28, 2012 to $1,442,491 in the quarter ended February 28, 2013, and from $424,843 in the nine months ended February 28, 2012 to $3,951,281 in the nine months ended February 28, 2013.

We rely on short-term bank debt for our liquidity, with the result that interest expenses often exceed our total operating expenses.  Nevertheless, interest expense (net of interest income) of $220,901 in the first nine months of fiscal 2013 trailed the $278,680 recorded in the first nine months of fiscal 2012 as we utilized a portion of our cash reserves to reduce our bank lines. As discussed below, we hope to access the international capital markets to obtain equity funding to pay off the debt and reduce this cost and our exposure to increasing interest rates.

Our net profit before tax for the quarter ended February 28, 2013 was $1,346,447, a significant improvement over the quarter ended February 28, 2012 when we achieved only $241,549 in pre-tax income.  China imposes a national corporate income tax rate of 25%.  Currently, however, a portion of our net pre-tax income is deferred in accordance with Chinese tax regulations that favor technology companies in their growth stage.  As a result, we accrued only $215,059 for income tax in the quarter ended February 28, 2013. As a result, our net income for the quarter was $1,131,388.  For the nine months ended February 28, 2013 our net income of $3,160,682 was a marked improvement over the net income of $216,947 we recorded in the nine months ended February 28, 2012.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business.  The amount deducted from “accumulated other comprehensive income” was ($79,322) during the nine months ended February 28, 2013.  During the nine months ended February 28, 2012, our accumulated other comprehensive income increased by $97,762.

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

As is common in China, all of our bank borrowing is done on a short-term basis.  As a result, the entire amount of $3,663,645 that we owed to lending institutions at February 28, 2013 has been classified as short-term debt, although we have every reason to believe that the institutions will replace the loans as they come due.  Because our debts are all classified as short-term, at February 28, 2013 we had only $10,407,795 in working capital, despite cash contributions to capital during the first half of fiscal 2013 that totaled $6,148,295.

The largest component of our current assets was our accounts receivable.  Accounts receivable of $11,298,201 at February 28, 2013, are large relative to recent revenue.  In our efforts to achieve a substantial beachhead in the induction lighting market, after we are assured that the customer has the capability and intent to make payment, we offer our customers relatively generous payment terms. Our standard payment terms are 90 days after delivery.  However, for particularly attractive customers, with strong credit histories, we employ a variety of payment practices:

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

The next largest component of our current assets was our prepaid expenses.  In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. In addition, rather than providing Changzhou Huayue with a line of credit, the Company’s banks pay Changzhou Huayue’s vendors directly, which makes prepayment for raw materials and components a method of assuring that credit is available when needed. These two reasons explain the $2,152,459 prepaid account on our February 28, 2013 balance sheet.

The amount due from related parties occurred because, in order to optimize our cash resources, Changzhou Huayue buys some of its raw materials from related parties and prepays the cost.  As a result, at February 28, 2013 entities controlled by our CEO and his family owed $1,532,728 to us.  Our plan is that as our business expands and our cash flows become more stable, we will reduce or eliminate the incidence of related party transactions. Nevertheless, during the nine months ended February 28, 2013, our due from related parties account was increased by $142,654.

Cash used in operations during the nine months ended February 28, 2013 was $1,320,658, despite our net income of $3,160,682 during the period.  The primary reason for the disparity was the increase of $7,608,212 in our accounts receivable. The effect on cash flows of our high level of accounts receivable is exacerbated by the practice of maintaining a large prepayment balance with our vendors.  The spread between these two elements of cash flow means that in some cases we pay for raw materials almost a full year before we receive payment for the goods into which they are incorporated. It is this spread that causes us to rely on bank loans and equity financing to fund our day-to-day operations.

Despite the significant use of cash in operations during the quarter, our cash balance at February 28, 2013 was $1,432,250, an increase of $346,456 from our cash balance at the May 31, 2012 end of our prior fiscal year.  The presence of cash in our accounts was the result of capital contributions totaling $5,848,230 by Li Xinmei, a member of our Board.  In addition, the prior shareholders of our subsidiary, China Metal Holding, Inc., contributed $300,065, which was required to satisfy the Chinese government regulations applicable to the acquisition of Changzhou Huayue by China Metal Holding.  The cash balance that resulted should provide us sufficient liquidity to fund our operations for the coming year.

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

Not applicable.

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of February 28, 2013.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
●	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of February 28, 2013.

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

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2013.

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

HUAYUE ELECTRONICS, INC.

Date: April 22, 2013	By:	/s/ Pan Shudong
Pan Shudong, Chief Executive Officer

	By:	/s/ Gan Liuzhi
Gan Liuzhi, Chief Financial Officer, Chief Accounting Officer

*       *       *       *       *