Form 10-K
period 2013-05-31
Huayue Electronics, Inc.
filed 2013-08-28
CIK 1315756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MAY 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

As of November 30, 2012, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $23,920,413 based upon the closing sale price on November 30, 2012 of $3.00 per share.

As of August 28, 2013, there were 31,327,741 shares of common stock outstanding.

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

ITEM 1.        BUSINESS

Huayue Electronics, Inc. is a Delaware corporation that, through a subsidiary, owns all of the registered capital of Changzhou Huayue Electronic Co., Ltd. (“Changzhou Huayue”).  Changzhou Huayue was organized in 1999 under the laws of the People’s Republic of China (“PRC”).  Changzhou Huayue is engaged in the businesses of developing, producing and selling two major product lines:

●	energy efficient lights including high frequency induction lights and LED lights;

●	electrolytic capacitors.

While revenues in fiscal year 2013 (which ended on May 31, 2013) were split approximately 73%-27% between these two business lines, we anticipate that our future growth will be derived primarily from the lighting business.

History of Changzhou Huayue

Changzhou Huayue was founded in November, 1999 as a corporation under the laws of the PRC by Mr. Shudong Pan.  Initially, Changzhou Huayue was engaged in the business of developing, producing and selling electrolytic capacitors.  In 2008, Changzhou Huayue’s management team decided to expand the company’s activities by entering the business of producing and selling high frequency induction lights.  Towards this end, Changzhou Huayue leased and outfitted a production facility in Changzhou in 2009.

Following its entry into the induction lighting business, Changzhou Huayue obtained the required PRC government certificates and a patent for induction lamps in March, 2009.  During the first half of 2010, the company met certification requirements for compliance with international and European Community standards.  Changzhou Huayue participated in the drafting of three of the PRC National Induction Lighting Efficiency Standards and acted as the principal drafter of two of them. China’s Standardization Administration finally approved three induction standards in late 2012, which means all regulated corporations and government entities can now procure induction lighting from listed companies. Changzhou Huayue, as one of the principle drafters, was listed on all three and ranked number 1 on one of them.

In 2011, Changzhou Huayue added a full line of LED products to further meet global lighting demand.

History of Lighting

Both LED lights and high frequency induction lights represent the fourth generation of lighting products.   The first three generations were incandescent lights, fluorescent lamps and energy-saving lights:

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

In contrast to traditional lamps, induction lights and LED lights involve neither filaments nor electrodes, and no electrical connection goes on inside the glass tube.   Instead, for induction lights, energy is transferred through the glass tube solely by electromagnetic induction.  Power to create the light is transferred from outside the glass tube by means of a magnetic field.  As with a conventional fluorescent lamp, the power excites mercury or a mercury alloy, producing ultraviolet light which hits the phosphors resulting in visible light.

“LED” is the acronym for light emitting diode, the element of LED lighting that transforms electric current into light. Engineers create diodes by pairing a negatively charged semiconductor. When electric power is connected to the diode, the semiconductors are forced into imbalance and release light as electrons jump to a different energy level.

Types of Induction Lamps and Our Edge

There are two basic types of induction lights:  external induction lamps and internal induction lamps.  In an external induction lamp, electromagnets are wrapped around a part of the tube.   The tube contains mercury atoms which are provided by a pellet of mercury amalgam.  High frequency energy from the ballast is sent through wires which are wrapped in a coil around a ferrite inductor.  This creates a powerful magnetic force, which excites the mercury atoms.  As with the other forms of fluorescent lighting, the mercury emits ultraviolet light which hits the phosphors and produces visible light.

Internal induction lamps resemble incandescent lights in shape.  The bulb contains inert gas, a pellet from a mercury amalgam or alloy, phosphors coating the interior, and a glass tube extending from bottom of the bulb to form a cavity.   This test tube-like cavity contains an induction coil wound around a ferrite shaft.  The inductor is excited by high frequency electric power from an external ballast.  This causes a magnetic field to penetrate the glass and excite the mercury atoms, which emit ultraviolet light.  These waves are converted to visible light by the phosphor coating.

The induction technology developed by Huayue enables us to make all our induction lamps internal. There are no stand-alone power components attached.  In addition, we have achieved universal adaptability in our induction lamps, so customers can simply replace conventional bulbs without changing any part of their electric system.

Huayue LED lights and Our Edge

The development of LED lighting by Changzhou Huayue was premised on our expectation that the global cost of diodes will decline as demand widens, so that competition in the LED marketplace will be based on the ability of the lamp manufacturer to efficiently assemble high quality lamps.  Our research and development efforts, therefore, were focused on techniques to reduce manufacturing cost while maintaining product quality. Changzhou Huayue is not a manufacture of the actual light emitting diodes; but our experience in the capacitor industry has provided us the relationships that allow us to purchase high quality diodes at competitive prices. We incorporate these diodes into our proprietary product design to achieve a balance of high quality and low cost.

Advantages of LED and Induction Lighting

LED lamps and high frequency induction lamps have a number of advantages over other types of lighting:

●
Longer Life Span.   Electrodes in incandescent and conventional fluorescent lamps decay, producing less light over time, and are generally the limiting factor in the lives of the light.  The average life span of a traditional lamp is no more than one year.  By avoiding the use of electrodes, induction lamps and LED lamps can have life spans of up to 60,000 hours. As a result, we are able to offer five year warranties on our products.  The extended life reduces the frequency and cost of replacement. It also makes our lamps particularly suitable for locations or structures where servicing and light replacement are difficult.

●
High Luminous Efficiency.   Electrodes in incandescent or conventional fluorescent lighting give rise to power loss and place limits on the gas pressure and its composition.  These restrictions do not apply to electrodeless LED and induction lighting. As a result, the power rating and light output of the lamps can be significantly increased.

●
Quick Start.  Both LED and induction lights can be started or restarted without pre-heating.  Only a low current is necessary to initiate operation.  This enables the size of the distribution box to be reduced, lowering the installation cost.  Their quick start-up makes both technologies particularly well suited for emergency lighting.

●
Automatic Brightness Adjustment.   All our products can be designed to incorporate programmable smart cards, which can adjust the level of brightness based on such factors as the time of day or the level of natural light.  The lamps can function at any point down to 30% of their capacity, providing significant flexibility.

●
Ballast Efficiency.   High frequency ballasts operate at around 98% efficiency while 10-15% of the energy is wasted by the ballast in traditional lighting designs.  As a result¸ our ballasts reduce energy demand and the related pollution.

●	Energy Efficiency. Both technologies can save as much as 75% of the energy that would be used in conventional fluorescent lamps.

●
Environmentally Friendly.   Induction lights use amalgams (mercury alloys) instead of liquid mercury.  This difference reduces the amount of pollution that occurs from the disposal of the lamps. LED lamps do not contain mercury.

●
High Lighting Quality.   Because they operate at a high frequency, induction lights do not produce glare and do not flicker.  This makes them ideal for use in the workplace, avoiding those lighting effects that can cause migraines. LEDs also emit steady light, producing a very limited amount of flickering under steady current.

Our Applications

Changzhou Huayue, as of 2013, is targeting the commercial/industrial sector with its induction products. Followings are some of our applications:

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

●
Roadway Lighting.   Induction lamps are well suited for the lighting of roadways, particularly in locations where maintenance is difficult.  For example, the Nanpu Bridge lighting project used induction lamps, which resulted in a 34% reduction in cost from the original lamps.

●
Lighting in Tunnels.   Because of their lack of glare, quick start, ability to automatically adjust  brightness, and lower maintenance cost, induction lamps are used in over 100 tunnels in the PRC, such as the Shanghai Waitan Tunnel and all the tunnels on the Wuhan-Guangzhou high-speed railway.

●
Lighting for Public Facilities. The ability to adjust the brightness level through programmable smart cards makes induction lamps highly attractive for use in outdoor public locations. Our LED products are particular popular for indoor lighting projects such as public library, hospital and schools.

 Marketing of our LED products is focused on the domestic and home office sector.  , Huayue is now actively looking for retail channel both domestically and internationally that will target home/office owners. We believe that LED products will be the engine for our international growth, as our ability to provide quality products at a highly competitive price should permit the Company to penetrate the global market aggressively.

Energy Efficient Lighting:  Competition

The global market for lighting products is dominated by very large multi-national corporations headquartered outside of the PRC, such as Philips, Osram (a subsidiary of Seimens) and General Electric. We believe that, to date, these companies have not made induction lighting a priority. The market for LED lights, on the other hand, is highly competitive as Philips, in particular, has made this market a priority.  We believe that Huayue will be able to compete in this market as the cost-effective design of our products will provide us significant price advantages. In addition, our technological advances are protected by 88 patents issued in the PRC. Nevertheless, the multi-national giants have many times the resources of Changzhou Huayue; so the competitive situation could be daunting.

For induction lighting, we also have numerous domestic competitors in the market for induction lighting.  Most of these companies have targeted the low power segment, as opposed to the high frequency products that are Changzhou Huayue’s focus.  We believe that those competitors that have attempted to develop high power induction lighting have encountered serious problems, including low research productivity, unsophisticated product design, unstable quality control, and limited product applicability.

Huayue believes it has significant competitive advantages over these local enterprises.  Along with having our technology protected by international patents, our products benefit from representing high quality at a low cost.  The incorporation of smart cards into our lamps provides constant power control and the ability to automatically adjust brightness.  We have the facilities to mass produce 300 watt induction lamps with long lives that do not require frequent maintenance, as demonstrated by our warranties.

We also have substantial equity in our brand name.  Our electrolytic capacitors achieved widespread domestic popularity and became internationally known through their export to ten countries.  Since our entry into the efficient lighting market, we have won a number of awards and have been appointed to serve important industry functions by the PRC government.

Huayue further believes that it derives a meaningful distribution and transportation advantages from its location in a central area for lighting companies in the town of Zouqu in Changzhou City.  Changzhou City is located in the “Yangtze River Golden Triangle” within drivable distance from two of the PRC’s largest cities, Shanghai and Nanjing.  In addition, the Shanghai-Nanjing Railway, the Shanghai-Nanjing highway and the Beijing-Hangzhou Grand Canal run through the city of Changzhou.

Marketing and Distribution

Huayue believes that the annual market demand for all types of industrial lighting in China is 400 billion Chinese Renminbi (“RMB”), or $62.7 billion, with the lighting of public facilities and high bays accounting for 300 billion RMB of this amount and the remaining 100 billion RMB relating to the lighting of private property.  Huayue has targeted the former segment of this market.  The market for induction lighting in the PRC has been estimated to be as large as 100 billion RMB.  Our entry into the international market will further expand our sales potential.

We recently changed our domestic distribution strategy for induction lights.  Prior to fiscal 2012 our target market for lighting products had been end users, to whom our in-house sales staff marketed directly.  During fiscal 2012 we added an emphasis on developing customer relationships with regional distributors of lighting products and construction materials. This method has proved successful, being one of the main drivers for our revenue increase. Our sales transactions with distributors are not significantly different than our sales transactions with end users:  none of our distributors has been given an exclusive territory, their purchases are based on the same price list as we give to end users, and our revenue recognition policies are the same for each type of sale.  However, the relationship with distributors provides us a cost-effective way of expanding the scope of our marketing.

The largest contribution to the growth of our sales in fiscal 2013 was our decision to offer installation services along with our lighting products.  Customers who contributed more than 42% of our sales in fiscal 2013 took this option.  The new program also provides a boost to our profitability, as the gross margin on the installation services has been 55%, compared to the 45% gross margin that we realize on sales of lighting products alone.

A growing aspect of our lighting business is our participation in energy management contracts (“EMC”). In this business model, energy efficient equipment is sold to an end user on a payment plan designed to net no cost to the customer: payments by the customer are scheduled to conform to the savings realized from use of the energy efficient equipment.  Changzhou Huayue offers this option to customers directly as well as to contractor as part of a broader EMC program.  Although an EMC sale results in significantly longer payment terms than a conventional net-90 days sale, profit margins on EMC sales are far higher than on conventional sales, as customers are much less price-resistant in the EMC model.

Historically, Changzhou Huayue had exported its electrolytic capacitors and related products to the United States, Europe and other countries in Asia, creating global brand awareness.  For our induction lighting products, we have been securing the government approvals necessary to engage in export, and are currently in the process of negotiating terms with prospective international sales agents.  Our plan is to price our products sold internationally at a 20% premium to our domestic sales, in order to provide a margin for adverse currency movements. In addition, once we receive approval for international marketing, we will be eligible to purchase receivables insurance that the Chinese government offers for eligible offshore sales.  Besides significantly reducing the risk of international sales, the government insurance facilitates receivables financing, which is generally difficult in China.

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

Electrolytic Capacitors

Changzhou Huayue’s historic business has been the development, manufacture and sale of electrolytic capacitors.  This business contributed approximately 80% of our revenues in the year ended May 31, 2010, 44% of our revenue in the year ended May 31, 2011, and 38% of our revenue in the year ended May 3,1 2012.  This number has further declined to 27% as our revenue from efficient lighting increase in the year ended May31, 2013. We manufacture the electrolytic capacitors in the same facility in Changzhou as the induction lamps, but in a different workshop.  We distribute our capacitors through both domestic retailers in the PRC and international trading companies.  Strong sales and performance of this product line in the past have created good will for Changzhou Huayue and established a global brand.

Competition in the market for electrolytic capacitors has been particularly intense in recent years.  A number of firms have entered the industry, many of which are larger and have technology superior to that of Changzhou Huayue.  We have responded by targeting the lower end of the market where we remain competitive on the basis of price, name recognition, and the dependence of clients who have purchased our capacitors in the past.  However, given these difficult competitive conditions and the increasing cost of labor, we have determined, as a strategic matter, not to make significant additional investments in this area.   Moreover, the technology is fairly developed and only 5% of our product development expenditures over the past three years have related to this business.

Raw Materials and Our Suppliers

In connection with our induction lighting business, we purchase glass shells, high temperature cables, power supplies, mercury amalgam, and aluminum blocks.  The key supplies purchased for our electrolytic capacitors are positive and negative foil.

During fiscal year 2013 we significantly revamped our purchasing policies.  In the prior year, ended May 31, 2012, Changzhou Huayue purchased 68% of its materials from Shanghai Mahe Electronics Company, Ltd. (“Shanghai Mahe”).  Shanghai Mahe did not have any other business relationships with either Changzhou Huayue or any of its affiliates.   We also acquired 10% of our materials during the year ended May 31, 2012 from Wujiang Xinfeng Electronics Company, Ltd. (“Wujiang Xinfeng”).  Subsequently, management determined that reliance on purchases from Shanghai Mahe and Wujiang Xinfeng posed risks to our productivity.  For that reason, during the 2013 fiscal year we adding a number of suppliers such as Anhui Tianchangxinlong , Changzhou Ruiqi Electronics, Yangzhou Ruike, and Jiangsu Baoying. As a result, there was no major reliance on suppliers during the fiscal year ended May 31, 2013.

Our Customers

Throughout our history, the bulk of our annual sales have been made to a few major customers.  However, with the growth in our lighting business, the degree of concentration in our customer list has declined.   During the year ended May 31, 2010, when capacitors dominated our sales, our top five customers accounted for 41% of our sales. During the year ended May 31, 2012, when lighting products dominated, the top five non-affiliated customers accounted for 22% of our revenue, with no single non-affiliated customer representing more than 10% of revenue.

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

For the 2013 fiscal year, there were two significant accounts which together produced 30% of our revenue. These are project-based contracts in Yinchuan and with Muyang Holding Ltd. We do not anticipate any future reliance or repeated sale with these same customers.

Intellectual Property

We have proprietary rights with respect to our technology. We are currently operating with 88 patents and have 30 new applications pending.  We believe that the breadth of description of our patents gives us significant protection.

Changzhou Huayue also uses holds registered trademarks for its LED, induction lamp and electrolytic capacitor businesses.

Insurance

Changzhou Huayue maintains the insurance required by the PRC Labor and Social Security Law.  That law mandates that we contribute an amount equal to a percentage of our payroll to several multi-employer welfare programs.  The aggregate contribution is approximately 25% of payroll.  As a result, as our business expands and our payroll increases, our contributions to these programs will increase proportionately.

In addition, we insured certain property against accidents in our commercial insurance policy.  The total annual premium on this policy is 658,600 RMB or $105,000.

Environmental Considerations

Induction lamps, such as those manufactured by Changzhou Huayue, are considered to be highly environmentally friendly and preferable to induction and fluorescent lights on environmental grounds.  Because of their longer life spans, induction lamps need to be discarded much less frequently.  Moreover, the solid mercury amalgam used in induction lamps can be disposed of with reasonable efforts and does not produce either water or ground pollution.

We spent about 800,000 RMB, or $129,000, in the year ended May 31, 2013 on compliance with environmental laws and regulations.  Because we have designed our production with environmental concerns in mind, we do not expect this amount to increase in the coming years.

Employees

We currently have a total of 106 employees.  Of the overall total, 25 employees are in management.  13 employees specialize in research and development and a team of 30 employees are devoted to sales.  The remainder of our employees are in production.

ITEM 1A.                     RISK FACTORS

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

The market for energy efficient lights is highly competitive, which could adversely affect our sales and financial condition.

Several major multi-national enterprises dominate the global market for lighting.   These competitors are much larger than we are and have substantially greater financial resources that allow them to be in a better position to withstand changes in the industry.  Many also have been in the business for a longer period of time and have greater accumulated experience and higher global name recognition.  In addition, our existing competitors may introduce new products based on alternative technologies that may cause us to lose customers which would result in a decline in our sales volume and earnings.  It is also likely that new competitors will enter the lighting market in China.  These entities may broaden or enhance their offerings to provide a product similar to ours or to compete more effectively with our products.  While we currently have advantages over our competitors in certain limited portions of the Chinese market for energy efficient lighting, there can be no assurance we will be able to maintain these advantages over time.  The effort necessary to compete effectively - funding acquisitions, hiring new employees, broadening sales efforts and incurring the other costs of marketing expansion - will increase expenses and thus adversely affect our margins.  Costs incurred in research and development may also increase.  Competition could cause us to lose market share, or increase expenditures or reduce pricing, each of which would have an adverse effect on the results of our operations, cash flows and financial condition.

We have been actively engaged in the energy efficient lighting business, the anticipated source of the enterprise’s growth, only since 2009.  Unless we effectively manage our growth, we may not be profitable.

Although Changzhou Huayue was founded in 1999, until 2009 we were engaged solely in the electrolytic capacitor business, a business that is substantially unrelated to our lighting operations. While we have met with initial success in the development, production and sales of energy efficient lamps, there can be no assurance that this will lead to positive financial results in the future.  Management also anticipates a major expansion of the operations carried on by Changzhou Huayue.  To achieve the objectives in our business plan, we must hire and train additional personnel and will require new equipment, facilities, information technology and other infrastructure resources.  We do not know if we will be able to expand our business rapidly enough or adequately manage this growth.  If we do not accurately predict demand for our products, we may have too much or too little production capacity. If growth is not effectively managed, it may have a substantial negative impact on our operations and profitability.  Also, improvement may be needed in operational, financial and management controls and our reporting systems and procedures.  The complexity of, and intense competition in, this business will cause us to face many challenges, some of which are not foreseeable.  If an ongoing source of financing is not available, the ability to continue ongoing operations could be compromised.

Our expansion into the international market will require capital investment, which may result in dilution of the equity of our present shareholders or significantly increased borrowing costs.

Our business plan contemplates that we will expand our sales both domestically and internationally.  To achieve that aim, we will need capital.  So our business plan contemplates that we will raise $30 million in capital during the next two years in order to build a new production and sales distribution center and implement our growth strategy.  We intend to raise all or a large portion of the necessary funds by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary amounts.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  On the other hand, if we are forced to borrow these amounts, our cost of capital will significantly increase.  But if we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

The nature of our receivables and the unavailability of receivables financing in China will restrict our cash flows, and may interfere with our ability to fund growth.

Our standard arrangement with customers requires payment for sales 90 days after delivery.  In many situations, however, we afford customers much longer to pay.  For example, when we provide lamps to contractors working on government construction projects, we respect the government practice of paying only after the entire project is inspected by requiring payment 90 days after actual installation of the lamps.  In addition, a growing portion of our business involves entering into energy management contracts with customers or participating in energy management contracts written by contractors, under which the customer is not required to pay until cost savings from the energy efficient lamps are realized.  In these and similar circumstances, our collection of receivables will take place over an extended period of time.  In the meantime, however, the current efforts of China’s government to restrict bank lending and control monetary expansion prevent us from financing our receivables.  As a result, in many cases our cash resources must be used to pay ongoing expenses before the cash revenue arising from those expenses is collected.  This situation limits our cash resources and may, in turn, limit our growth and prevent us from taking advantage of opportunities for expansion and market penetration that present themselves.

Changes in technology could make our products obsolete or uneconomic.

Our proprietary technology for energy efficient induction lamps is a key competitive advantage for us.   Certain aspects of our lamps are protected by patents in the PRC.   However, new developments in the field of lighting are occurring at a rapid pace, and there can be no assurance that such development will not give rise to a different type of lamp that is superior to those offered by Changzhou Huayue.  To the extent that our competitors can take advantage of new technologies, competition in the market for lighting will increase and our revenues could decline.

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products under the brand “Huayue” using a number of trademarks that we have registered.  We cannot provide any assurance that trademark protection will provide adequate protection for our brands. We regard our intellectual property, particularly our trademarks and trade secrets, to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, and profitably exploit our products.

We currently benefit from the support of the PRC government and would be adversely affected were the government to change its view.

The PRC government provides Changzhou Huayue with the benefits of preferential policies.  Among the benefits that have had a direct impact on our financial results are grants for technology development and favorable tax rates.  Of perhaps even more importance to our overall financial results is the fact that induction lamps are on the government procurement list and the national government has expressed a policy favoring the use of induction lamps in government funded construction projects.  Projects initiated by government ministries and commissions have increased the demand for our products.  If the government were to change its position on the induction lighting industry in general, or Changzhou Huayue specifically, it would have a material adverse effect on the company.

Our electrolytic capacitor business operates at a disadvantage to certain competitors, and we have not make substantial new investments in this activity, making it highly unlikely that it will generate any meaningful growth in the future.

The market for electrolytic capacitors in the PRC is highly competitive, and the product is mature.   We regard it as a sunset business.   40 of our employees work in this area, and workforce turnover and increased labor costs are significant problems.  Certain of our competitors have advantages in technology and economies of scale.  We have targeted the lower end of the market, where we can continue to compete, but have not, and will not, devote significant additional resources to this business, either for research and development or new facilities.  We hope to maintain the absolute levels of revenue and profit of the electrolytic capacitor business, but do not view it as a source of future growth.

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

We cannot determine whether, under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders.  Our inability to make the determination will subject our shareholders to uncertainty regarding whether sale of their shares will subject them to taxation in China.

Under the New Income Tax (“EIT”) Law, enterprises established outside the PRC whose “de facto management bodies” are located in the PRC are considered “resident enterprises” and their global income will generally be subject to the uniform 25% enterprise income tax rate. On December 6, 2007, the PRC State Council promulgated the Implementation Regulations on the New Income Tax Law (the “Implementation Regulations”), which define “de facto management bodies” as bodies that have material and overall management control over the business, personnel, accounts and properties of an enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within the PRC if the following requirements are satisfied:

i.	the senior management and core management departments in charge of its daily operations function mainly in the PRC;

ii.	its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC;

iii.	its major assets, accounting books, company seals, and minutes and files of its board and shareholders' meetings are located or kept in the PRC; and

iv.	more than half of the enterprise's directors or senior management with voting rights reside in the PRC.

Because the EIT Law, its implementing rules and the recent circular are relatively new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.  Because we lack guidance regarding how the PRC tax authorities will interpret and apply the EIT Law, our management has determined that it will not make a decision as to whether Huayue Electronics is a resident enterprise for PRC enterprise income tax purposes unless and until we either plan to remit funds from our Chinese subsidiary to its Delaware shareholder or we plan to pay dividends to the shareholders of our U.S. parent corporation.  In either situation, our determination would be based on interpretations of the EIT Law prevailing at that time.

If the PRC tax authorities determine that Huayue Electronics is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow:

•
First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income.  This would mean that any non-China source income would be subject to PRC enterprise income tax at a rate of 25%, the same rate applied to corporate income earned within China.  Currently, however, we have no non-China source income.

•
Second, although under the EIT Law and its implementing rules dividends paid to our non-PRC subsidiary from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.  Currently, neither our U.S. parent corporation nor our Delaware subsidiary has any significant cash resources or liquid assets.  Unless and until our U.S. parent corporation obtains funds from the sale of securities, the funds required to operate our U.S. parent corporation and our Delaware subsidiary must be obtained either from loans by related parties or by dividends paid by our PRC subsidiary.  Imposition of a withholding tax on such dividends could interfere with our ability to finance the operations of our U.S. parent and Delaware subsidiary.

•
Third, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which the PRC will attempt to impose a 10% withholding tax on dividends that Huayue Electronics pays to our non-PRC stockholders.

•
Finally, it is possible that resident enterprise classification could result in the PRC seeking to tax any gains derived by our non-PRC stockholders from transferring their shares in our company. Although most of our non-PRC shareholders would not be subject to the jurisdiction of the PRC tax authorities, the uncertainty regarding whether they may be liable to pay such a tax could be a burden for some of our shareholders, particularly those who have business or other interests in the PRC.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75.  Circular 75 required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We are a Delaware holding company and most of our assets are located outside of the United States. All of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of the PRC. All of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, who are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, the SEC regulations for “penny stocks.” Penny stocks include any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations impose certain sales practice requirements on broker-dealers which sell penny stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule defined by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These rules adversely affect the ability of broker-dealers to sell penny stock, and may adversely affect the market liquidity of our common stock if it becomes subject to the penny stock rules.

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

	Bid
Quarter Ending	High	Low
August 31, 2011	$.60	$.60
November 30, 2011	$2.65	$.60
February 28, 2012	$2.60	$2.50
May 31, 2012	$2.60	$2.35

August 31, 2012	$2.80	$1.25
November 30, 2012	$3.01	$2.80
February 28, 2013	$3.15	$2.00
May 31, 2013	$3.00	$.70

(b) Shareholders

On August 18, 2013 there were approximately 130 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of May 31, 2013.

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

(e)  Sale of Unregistered Securities

Huayue Electronics did not effect any unregistered sales of equity securities during the quarter ended May 31, 2013.

 (f) Repurchase of Equity Securities

Huayue Electronics, Inc. did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended May 31, 2013.

ITEM 6.                        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

The following data is derived from the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended May 31, 2013 and 2012:

	For The Years Ended May 31,
	2013	2012	Change	Percentage Change

Net sales	$14,326,370	$8,545,183	5,781,187	68%
Cost of goods sold	8,785,610	7,544,520	1,241,090	16%
Gross profit	5,540,760	1,000,663	4,540,097	454%
Gross Profit Margin %	39%	12%	27%
Selling expenses	36,660	27,328	9,332	34%
General and administrative expenses	717,292	485,401	231,891	48%
Income from operations	4,786,808	487,934	4,298,874	881%

Interest income (expense)	(263,670)	(367,551)	103,881	-28%
Other income (expenses)	83,619	143,511	(59,892)	-42%
Income before income taxes	4,606,757	263,894	4,342,863	1646%
Income taxes	(849,473)	(15,454)	(834,019)	5397%
Net income	$3,757,284	$248,440	3,508,844	1412%
Basic and diluted earning per common share	$0.12	$0.01	0.11	1100%

Sales

Since 2009 the Company’s operations have gradually refocused from an exclusive involvement in the manufacture and sale of electrolytic capacitors to a primary focus on the sale of energy efficient lighting products.  The continuation of this refocusing during fiscal year 2013 is demonstrated in the following comparison of sales by product for year ended May 31, 2013 and the year ended May 31, 2012:

	For The Years Ended May 31,
Product Category	2013	% of total sales of 2013	2012	% of total sales of 2012	Change	Percentage Change

Electrolytic capacitors	$3,915,661	27%	$3,490,524	41%	425,137	12%
Energy efficient lighting
Sales of products only	4,376,041	31%	5,054,659	59%	(678,618)	-13%
Sales of products with installation	6,034,668	42%	-	0%	6,034,668	100%
Total	$14,326,370	100%	$8,545,183	100%	5,781,187	68%

          As the table indicates, our traditional capacitor business continued with a respectable 12% increase in revenue.  At the same time, however, our energy efficient lighting business expanded by 106% from fiscal 2012 to fiscal 2013.  The primary causes of the increase were:

•
Late in fiscal 2012 we introduced our line of LED products, which expanded our target market from the government/commercial market we target with induction lighting to include the retail and home office market for which LED lighting is most appropriate.  In fiscal 2013, LED products produced approximately half of our lighting revenues.

•
In the middle of fiscal 2012, we changed our distribution strategy, moving from direct sales to the development of regional sales agents.  The use of sales agents to market our products has yielded consecutive and steady progress.

•
During fiscal 2013, we introduced a new business model under which we offer installation service to commercial customers when they purchase lighting from us. The revenue from these sales and installation packages were attributable to three major customers, who accounted for more than 42% of our total sales in fiscal year 2013. We expect that the new sales model will become our primary revenue source in the future.

•
During fiscal 2013, we expanded our business into new geographic regions in China, particularly in northwest China. The sales to customers in the new regions made up 25.4% of our total revenue for the year.

We expect our lighting sales to continue to grow in fiscal 2014 and beyond.  The principal factors that will contribute to the future growth of lighting sales will be:

•	Our domestic distribution network continues to grow, particularly for the sale of LED lights, a massive market that we have only recently begun to penetrate.

•
We are in the final stages of securing an international distribution network and the governmental approvals necessary for international sales.  We expect international sales to yield a significant portion of our revenue in fiscal 2014.

•
A small but growing portion of our lighting sales are now made in connection with an energy management contract (“EMC”).  The EMC extends the payment term for the sale over the period when energy savings will allow the customer to recoup the cost of the lighting.  The EMC, therefore, delays our revenue recognition, but allows us to demand very high margins on EMC sales.  Although we entered into a number of EMC contracts during fiscal 2013, no revenue was recognized during the year as a result of those contracts; rather the revenue will be recognized in future periods.

•	Our engineers continue to enhance our existing products and develop new lighting products, each of which opens a new submarket for us.

Gross Profit

The profitability of our sales increased significantly in fiscal 2013, during which we achieved a gross margin of 39% compared to 12% gross margin recorded in fiscal 2012.  The primary reasons for the increase were:

•
The gross margin that we realized on our induction lighting products rose from 3% in fiscal 2012 to 45% in fiscal 2013. Previously, the margins on our induction lighting sales were burdened by the cost of introducing new induction lighting products. Because we tried to rapidly achieve a solid position in the induction lighting market, we had been introducing products while they were still in the final development stages. In 2013, our induction lighting technology was mature and we were selling fully developed new products on larger scale.

•	Per unit costs decreases as we increase the scale of our manufacturing operations, which leads to lower per unit depreciation and lower labor cost per item.

•	In fiscal 2013 we introduced the concept of selling installation service coupled with our product sales. Our gross margin on installation service was approximately 55%.

As a result of increased sales and this combination of improvements in margin, gross profit for the year ended May 31, 2013 increased to $5.5 million, an increase of $4.5 million, or 454%, from $1.0 million recorded in fiscal 2012.

Expenses; Operating Income

Total operating expenses for the year ended May 31, 2013 were $753,952, an increase of $241,223 or 47%, from $512,729 recorded in fiscal 2012. The primary reason for the increase was an allowance of $224,035 that we recorded in fiscal 2013 to reflect our concern about the continuing utility of certain advances that we previously made to vendors.    In addition, since we have expanded our business, the number of our employees, the average salary per employee, and our contributions to the national pension fund have all increased.   As a result, payroll expense increased by approximately $42,000 in 2013.

General and administrative expenses will continue to increase in the coming year, as we assume the obligations attendant to being a U.S. public company, including legal and accounting expenses and other expenses related to the nurturing of our new shareholder base.

As a result of our improved gross profit and the relative stability of our G&A expenses, our income from operations increased from $487,934 in the year ended May 31, 2012 to $4,786,808 in the year ended May 31, 2013.

Net Income

Until recently, the expansion of our business was funded primarily by short-term loans.  As discussed in “Liquidity and Capital Resources” below, our cash flow has in most years been slowed by the relatively lengthy period required to collect many of our receivables.  Interest expense, therefore, has represented a significant reduction in our net income.

Fiscal 2013 was an exception to the pattern discussed above.  From the outset of the year, we made a concerted effort to reduce our current asset balances:  we reduced inventory by $1,045,063; we reduced the balance of our advances to suppliers by $2,130,715, and we collected $1,390,074 owed to us by a related party and an other receivable of $1,008,118.  The result was that we were able to reduce our short-term loans by $3,877,591.  As a result, our interest expense for the year ended May 31, 2013 was only $263,670 compared to interest expense of $367,551 in fiscal 2012.

Although the corporate income tax rate in China is 25%, through November 2014 our Chinese subsidiary will be the beneficiary of a 15% tax rate afforded to high-tech companies in their growth stage.  For that reason, our income tax burden for fiscal 2013 was only $849, 473, resulting in net income of $3,757,284 ($.12 per share), compared to net income of $248,440 ($.01 per share) recorded in fiscal 2012.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business.  The amount added to “accumulated other comprehensive income” was $209,066 during fiscal 2013.  During fiscal 2012, when the dollar-RMB exchange rate was more stable, our accumulated other comprehensive income increased by only $21,835.

Liquidity and Capital Resources

Until recently the operations of the Company had been funded by contributions and short-term loans from our founder, Mr. Shudong Pan, and his family.  In recent periods, however, we have developed bank lending relationships, which are now our primary source of liquidity.  Today, our current liabilities are in large part made up of short term debt and notes payable to Chinese banks. Most of these debts have been guaranteed by related entities or secured by property owned by related parties.  The proceeds of these loans have been utilized primarily to finance the development of our lighting business and the expanded sales effort for the new LED lighting products.

During fiscal 2013, we utilized a combination of cash flows from operations, capital contributions, and proceeds from stock issuance to Mr. Pan’s spouse to pay off a large portion of our outstanding short term bank loans and so decrease our financing cost. Our current liabilities are still in large part made up of short term debt and notes, but the balance has decreased to $4,687,626 as of May 31, 2013 compared to $8,365,559 at May 31, 2012. At the same time, we devoted $7,542,932 from these same sources to put our new manufacturing facility into operation.

As is common in China, all of our bank borrowing is done on a short-term basis. As a result, the entire amount of $4,687,626 that we owed to lending institutions at May 31, 2013 has been classified as short-term debt, although we have every reason to believe that the institutions will replace the loans as they come due. Because all of our debts are classified as short-term and because we invested $7.5 million in property and equipment during the year, as of May 31, 2013 we had $3,512,837 in working capital, an increase of $2,711,719 from the $801,118 as of May 31, 2012.

The largest component of our current assets was our accounts receivable. Accounts receivable of $8,399,472 as of May 31, 2013 are largely relative to recent revenue. In our efforts to achieve a substantial beachhead in the induction lighting market, after we are assured that the customer has the capability and intent to make payment, we offer our customers relatively generous payment terms. Our standard payment terms are 90 days after delivery. However, for particularly attractive customers, with strong credit histories, we apply a variety of payment practices:

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

Our generous payment terms reduce our liquidity to some extent. The practice is harmful to our cash flow, particularly in light of the requirement that we prepay many of our vendors for raw materials and components, as discussed below. But our generous payment terms do help us develop long-term, repeat customers. In addition, the use of EMC arrangements allows us to realize a particularly high margin on those sales.

As noted above, during fiscal 2013 we made a concerted effort to reduce the balances of our current assets so as to improve cash flow from operations.  The balance of our advances to supplies decreased by 89% to $258,832 as of May 31, 2013 from $2,389,547 for prior year due to our effort to settle the advance by purchasing the material from the vendors. In 2013, we also lowered our inventory balance by more closely monitoring our inventory and making inventory purchases more frequently in order to have better cash position. Finally, we eliminated related party debts. As of May 31, 2013, no related party receivable was outstanding, compared to $1.4 million related party receivable at May 31, 2012.

As a result of our efforts to reduce our current asset balances, cash provided by operations during the year ended May 31, 2013 was $5,279,721 compared to the cash used in operations during the year ended May 31, 2012 of $296,248.

Cash provided by financing activities during the year ended May 31, 2013 was $2,384,524 compared to the $2,034,796 cash used in financing activities during the year ended May 31, 2012. Our principal shareholders made a $3 million capital contribution and purchased shares for an additional $3.1 million.  This allowed us to reduce our short term bank loans by $4.0 million
.
The net cash from operations and financing was devoted, for the most part, to capital improvements.  During fiscal 2013 we used $7,542,932 to expand our production capacity:  investing $5.4 million investment in building and $1.8 million on machinery equipment for production for energy efficient lighting.

We believe our cash flow is enough for the working capital needs for the next twelve months. We are actively seeking for equity financing in US capital market to further expand our business. If we are forced to finance our capital needs through the issuance of debt or long term borrowing, the interest rates we pay and our interest cost of financing would increase.

We believe growth of our production capacity is critical. If we are unable to raise additional funds through any means, we will be forced to postpone our expansion plans and the growth and profitability of the Company would be reduced.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended May 31, 2013, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. These were:

●
The determination, recorded in Note 3 to our Financial Statements, to make no increase in  our allowance for bad debt. This determination was based on an account-by-account review of our receivables at year-end to assess whether changes in the premises on which we had extended credit to each customer had reduced our assurance of payment.

●
The determination, noted in Note 4 to our Financial Statements, that no allowance for impairment of inventory value was warranted at May 31, 2013. The determination was based on our review of the turnover in inventory and the likelihood of realization of the value of the inventory.

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

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page

F-2	Report of Independent Registered Public Accounting Firm - 2013.

F-3	Report of Independent Registered Public Accounting Firm - 2012.

F-4	Consolidated Balance Sheets as of May 31, 2013 and 2012.

F-5	Consolidated Statements of Income and Comprehensive Income for the Years Ended May 31, 2013 and 2012.

F-6	Consolidated Statements of Stockholders’ Equity for the Years Ended May 31, 2013 and 2012.

F-7	Consolidated Statements of Cash Flows for the Years Ended May 31, 2013 and 2012.

F-8 to F-15	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Huayue Electronics Inc

We have audited the accompanying consolidated balance sheet of Huayue Electronics Inc. as of May 31 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for year ended May 31, 2013. Huayue Electronics Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huayue Electronics Inc. as of May 31 2013, and the results of its operations and its cash flows for the year ended May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
Friedman LLP
New York, NY

August 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Huayue Electronics, Inc.

We have audited the consolidated balance sheet of Huayue Electronics, Inc. (the “Company”) as of May 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for the period then ended. The management of Huayue Electronics, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huayue Electronics, Inc. as of May 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GZTY CPA GROUP, LLC
August 22, 2012
Metuchen, NJ

Huayue Electronics Inc
Consolidated Balance Sheets
(In US Dollars)

	May 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$269,065	$138,740
Restricted Cash	969,854	947,044
Accounts receivable, net	8,399,472	3,689,990
Other receivables	71,047	1,079,165
Inventory	940,328	1,985,391
Due from related parties	-	1,390,074
Advances to suppliers	258,832	2,389,547
Deferred tax assets	39,159	38,238
Total current assets	10,947,757	11,658,189

PROPERTY AND EQUIPMENT, net	8,001,633	549,322

TOTAL ASSETS	$18,949,390	$12,207,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term bank loans	$2,909,561	$6,787,152
Notes payable	1,778,065	1,578,407
Accounts payable and accrued expenses	501,238	744,449
Taxes payable	1,976,952	241,698
Advances from customers	269,104	703,713
Due to related parties	-	194,312
Other payables	-	607,340
Total current liabilities	7,434,920	10,857,071

TOTAL LIABILITIES	7,434,920	10,857,071

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock	31,328	30,068
Additional paid in capital	6,866,352	669,932
Statutory Reserves	406,991	31,263
Accumulated other comprehensive income	298,440	89,374
Retained earnings	3,911,359	529,803
Total stockholders' equity	11,514,470	1,350,440

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,949,390	$12,207,511

The accompanying notes are an integral part of these consolidated financial statements

Huayue Electronics Inc
Consolidated Statements of Income and Comprehensive Income
(In US Dollars)

	For The Years Ended May 31,
	2013	2012

Net sales	$14,326,370	$8,545,183
Cost of goods sold	8,785,610	7,544,520
Gross profit	5,540,760	1,000,663

Selling expenses	36,660	27,328
General and administrative expenses	717,292	485,401
Total expenses	753,952	512,729

Income from operations	4,786,808	487,934

Non-operating income (expenses):
Interest income (expense)	(263,670)	(367,551)
Other income (expenses)	83,619	143,511

Total non-operating income (expenses)	(180,051)	(224,040)

Income before income taxes	4,606,757	263,894

Income taxes	(849,473)	(15,454)

Net income	3,757,284	248,440

Other comprehensive item
Foreign currency translation gain	209,066	21,835

Comprehensive Income	$3,966,350	$270,275

Basic and diluted earning per common share	$0.12	$0.01

Weighted average number of common shares	30,727,083	30,067,741

The accompanying notes are an integral part of these consolidated financial statements

Huayue Electronics Inc
Consolidated Statements of Stockholders' Equity
(In US Dollars)

	Common stock		Additional paid-in capital	Statutory Reseves	Accumulated other comprehensive income	Retained earnings	Total
	Shares	Amount
Balance at June 1, 2011	29,401,500	$29,402	$670,598	$31,263	$67,539	$281,363	1,080,165

Net income for the year				-	-	248,440	248,440
Acquisition of net assets of HXT Holdings, Inc	666,241	666	(666)	-	-	-	-
Foreign currency translation gain				-	21,835	-	21,835
Balance at May 31, 2012	30,067,741	30,068	669,932	31,263	89,374	529,803	1,350,440

Common Stock issued	1,260,000	1,260	3,148,740				3,150,000
Capital contribution made by major shareholder			3,047,680				3,047,680
Net income for the year						3,757,284	3,757,284
Statutory reserve for current year's profit				375,728		(375,728)	-
Foreign currency translation gain				-	209,066	-	209,066

Balance at May 31, 2013	31,327,741	$31,328	$6,866,352	$406,991	$298,440	$3,911,359	$11,514,470

The accompanying notes are an integral part of these consolidated financial statements

Huayue Electronics Inc
Consolidated Statements of Cash Flows
(In US Dollars)

	For The Years Ended May 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,757,284	$248,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	230,908	98,921
Provision for doubtful accounts	224,035
Deferred tax benefit	-	(38,238)
Decrease (increase) in current assets:
Accounts receivable	(4,541,691)	(1,491,321)
Other receivable	1,016,446	(788,497)
Due from related party	1,337,408	(412,501)
Advances to suppliers	1,988,689	1,170,956
Prepaid expenses
Inventory	1,074,214	273,806
Increase (decrease) in current liabilities:
Accounts payables and accrued expenses	(256,681)	444,639
Advances from customers	(443,845)	199,311
Taxes payable	1,699,894	66,123
Due to related party	(195,594)	(40,215)
Other payables	(611,346)	(27,672)
Net cash provided by (used in) operating activities	5,279,721	(296,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long term investment	-	38,445
Acquisition of property and equipment	(7,542,932)	(292,012)
Net cash used in investing activities	(7,542,932)	(253,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) bank notes	158,881	(1,351,657)
Proceeds from (repayments of) bank loans	(3,972,037)	263,904
Proceeds from stock issuance	3,150,000	-
Payment for restricted cash for notes	-	(947,043)
Capital contribution by major shareholder	3,047,680	-
Net cash provided by (used in) financing activities	2,384,524	(2,034,796)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	9,012	21,835

NET INCREASE (DECREASE) IN CASH	130,325	(2,562,776)

CASH - beginning of year	138,740	2,701,516

CASH - end of year	$269,065	$138,740

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income tax paid	$-	$-
Interest paid	$252,105	$367,551

The accompanying notes are an integral part of these consolidated financial statements

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) was incorporated under the laws of the State of Delaware on January 13, 2005.  The Company was engaged in providing computer services in the People’s Republic of China (“China” or “PRC”) until September 2011 when it sold that business.

On September 2, 2011, Huayue Electronics acquired all of the outstanding capital stock of China Metal Holding, Inc. (“China Metal”), a privately owned corporation formed in the State of Delaware, United States of America, by merging HXT Acquisition Corp., a newly formed Delaware corporation that was wholly owned by the Company, into China Metal. China Metal is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Changzhou Huayue Electronics Company, Limited (“Changzhou Huayue”), a limited liability company organized under the laws of the PRC. Changzhou Huayue is engaged in developing, manufacturing and selling energy efficient lights and electrolytic capacitors. Changzhou Huayue’s offices and manufacturing facilities are located in China.

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements reflect the financial position, results of operations and cash flows of the Company and its subsidiary, Changzhou Huayue Electronic Co., Ltd., as of May 31, 2013 and 2012 and for the years then ended.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial statements of the Company, China Metal and Changzhou Huayue. All inter-company transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: the allowance for bad debt, the valuation of inventory, and estimated useful lives and impairment of property and equipment. Actual results could differ from those estimated by management.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash balances are in bank accounts in PRC and are not insured by the Federal Deposit Insurance Corporation or other programs.

Restricted Cash

Restricted cash represents required cash deposits as a part of collateral for bankers acceptance notes payable and letters of credit. The Company is required to maintain 50% to 100% of the balance of the bank’s acceptance notes payable to ensure future credit availability.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Inventory

Inventory is primarily composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of May 31, 2013 and 2012 no reserve for slow-moving or obsolete inventory is considered necessary

Plant, property and equipment

Plant, property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 years
Machinery and equipment	5-10 years
Transportation equipment	5 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Revenue recognition

The Company’s revenue is derived from the sale of products. The Company’s revenue recognition policies are in compliance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Our determination to recognize revenue is based on the following:

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

Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as advance from customers.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently does not offer customers a right of return. Therefore, uncertainty regarding customer acceptance does not exist and delivered elements are not subject to general or customer-specified return or refund privileges.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. As of May 31, 2013 and 2012, no impairment of long-lived assets is believed to exist.

Income taxes

The Company’s subsidiaries in China are subject to the income tax laws of the PRC. No taxable income was generated outside the PRC for the years ended May 31, 2013 and 2012. The Company accounts for income tax under the asset and liability method as stipulated by ASC Topic 740, , which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of May 31, 2013 and 2012, no valuation allowance is considered necessary.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended May 31, 2013 and 2012.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded $812,243 and $134,962 VAT payable in the financial statements for the years ended May 31, 2013 and 2012, respectively.

Fair value of financial instruments

ASC Topic 820, “Fair Value Measurements”, which defines fair value, establishes a three-level valuation hierarchy for fair value measurements.

The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted market prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 - inputs to the valuation methodology are unobservable.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, restricted cash, accounts receivable, due from related parties, loans to third parties, advances to suppliers, accounts payable, due to related parties, customer deposits, accrued expenses, short term bank loans and bankers acceptance notes payable approximates their recorded values due to their short-term maturities.

Foreign currency translation

The functional currency of the U.S. parent company is USD. The functional currency of the Company’s Chinese subsidiary is RMB and its reporting currency is U.S dollars for the purpose of these financial statements.  The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

Translation adjustments resulting from this process amounted to $209,066 and $21,835 as of May 31, 2013 and 2012, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective years:

	May 31,
	2013	2012
Year End RMB Exchange Rate (RMB/USD$)	6.1865	6.3355
Average Yearly RMB Exchange Rate (RMB/USD$)	6.2940	6.3589

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with banks within the People’s Republic of China in which no deposits are covered by insurance. The Company has not experienced any losses in such accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. The Company also performs ongoing credit evaluations of its customers to help reduce credit risk.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at May 31, 2013 and 2012 are as follows:

	The Years Ended May 31,
	2013	2012

Accounts Receivable	$8,667,673	$3,951,883
Less: Allowance for Doubtful Accounts	(268,201)	(261,893)
Accounts Receivable, Net	$8,399,472	$3,689,990

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the years ended May 31, 2013 and 2012.

The components of inventory as of May 31, 2013 and 2012 were as follows:

	Years Ended May 31,
	2013	2012
Raw materials	$341,240	$410,729
Packaging	61,339	59,896
Work-in-progress	224,783	720,300
Finished goods	312,966	794,466
Total Inventories	$940,328	$1,985,391

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of May 31, 2013 and 2012 were as follows:

	Years Ended May 31,
	2013	2012
Machinery Equipment	$2,881,586	$1,106,702
Building	5,463,509	-
Electronic Equipment	649,150	182,934
Transportation Equipment	291,162	283,872
Subtotal	9,285,407	1,573,508
Less: Accumulated Depreciation	(1,283,774)	(1,024,186)
Total plant, property and equipment, net	$8,001,633	$549,322

The depreciation expense for the year ended May 31, 2013 and 2012 was $230,908 and $98,921, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

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

The related parties of the company are as follows:

Name of entity or individual	Relationship with the Company
Changzhou Hengchuan Plastics Co, Ltd	Entity controlled by Mr. Pan Shudong and His Wife
Changzhou Shiji Jinyue Packaging Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Changzhou Jinyue Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Changzhou Leyuan International Trade Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Mr. Pan Shudong	Controlling Shareholder and CEO of the Company
Ms.Li Xinmei	Mr. Pan Shudong’s Wife and Director of Huayue Electronics, Inc.
Ms. Pan Yile	Mr. Pan Shudong’s Daughter and Officer of Huayue Electronics, Inc.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (i) Due from Related Party:

Due from Related Parties, at May 31, 2013 and 2012, consisted of the following balances:

	May 31,
	2013	2012
Changzhou Hengchuan Plastics Co, Ltd	$-	$3,157
Changzhou Hengchuan Plastics Co, Ltd	$-	372,177
Changzhou Jinyue Electronics Co., Ltd	-	49,278
Changzhou Shiji Jinyue Packaging Co.,Ltd	-	371,873
Changzhou Shiji Jinyue Packaging Co.,Ltd	-	61,427
Ms. Pan Yile	-	312,630
Mr. Pan Shudong	-	187,156
Ms. Xinmei Li	-	32,376
Total due from related parties	$-	$1,390,074

 (ii) Due to Related Parties

Due to Related Parties at May 31, 2013 and 2012 consisted of the follows:

	As of May 31
	2013	2012
Changzhou Leyuan International Trade Co.,Ltd	$-	$114,090
Changzhou Hengchuan Plastics Co, Ltd	-	80,222
Total due to related parties	$-	$194,312

 (ii) Sales to related parties

During the year ended May 31, 2013, the Company sold products for a total of $108,756 to Changzhou Jinyue Electronic Co., Ltd.  During the year ended May 31, 2012, the Company sold products for a total of $18,974 to Changzhou Jinyue Electronic Co., Ltd, and for a total of $845,547 to Changzhou Leyuan International Trade Co, Ltd.

NOTE 7 – SHORT-TERM BANK LOANS

The Company’s short term bank loans consisted of the follows:

	May 31,
	2013	2012
	USD	USD
Loan from China Communication Bank ($0.79 million due on 6/10/2012 with 5.841% annual interest rate; $0.79 million due on 10/17/2012 with 8.528% annual interest rate , $0.95 million due on 12/22/2012 with 8.528% annual interest rate, $0.63 million due on 12/12/2012 with 8.528% annual interest rate)	$-	$3,156,815

Loan from China Industrial and Commercial Bank ($0.48 million due on 9/10/2012 with 5.810% annual interest rate and $0.47 million due on 6/10/2012 with 6.560% annual interest rate)		947,044

Loan from China Industrial and Commercial Bank ($484,927 is due on 1/9/2014 with 6% annual interest rate and $484,927 is due on 11/15/2013 with 6% annual interest rate)	969,854

Loan from Chinese Bank (6.893% annual interest rate, due on 8/8/2012)	-	1,420,567

Loan from China Merchant Bank (7.68% annual interest rate, due on 8/15/2013)	1,131,496

Loan from Changzhou Wujinyinfeng Agriculture Credit Union (0% annual interest rate, due on 3/18/2013)	-	473,522

Loan from Changzhou Wujinyinfeng Agriculture Credit Union (0% annual interest rate, due on 6/28/2013)	808,211	-

Loan from Changzhou Wujinyingfeng Agriculture Credit Union (0% annual interest rate, due on 3/18/2013)	-	789,204

Total	$2,909,561	$6,787,152

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE

	As of May 31,
	2013	2012
Six month notes payable to Huaxian Bank	1,616,423	1,578,407
Six month notes payable to China Industrial and Commercial Bank	161,642	-
Total notes payable	$1,778,065	$1,578.407

$969,854 and $947,044 was held in bank as restricted cash as of May 31, 2013 and 2012, respectively.

NOTE 9 - TAXES PAYABLE

Taxes payable at May 31, 2013 and 2012 are as follows:

	As of May 31,
	2013	2012
Corporate Income Tax	$973,163	$106,366
Value-Added Tax	812,243	134,962
Other Tax & Fees	191,546	370
Total	$1,976,952	$241,698

NOTE 10 - INCOME TAXES

Changzhou Huayue Electronics Co., Ltd was registered in the PRC, where the corporate income tax rate is 25%. Changzhou Huayue Electronics Co., Ltd. qualified as a high-tech company and, therefore, is entitled to a preferential tax rate of 15% through November, 2014.

For the years ended May 31, 2013 and 2012, Changzhou Huayue Electronics Co., Ltd recorded income tax provisions of $849,473 and $15,454 respectively.

     (i) The components of the income tax benefit (expense) are as follows:

	For the year ended May 31,
	2013	2012
Current	(849,473)	(53,692)
Deferred:	-	38,238
Total Income tax benefit (expense)	(849,473)	(15,454)

 (ii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	For the year ended May 31,
	2013	2012
Current assets and liabilities
Accounts receivable allowances	39,159	38,238
Total deferred tax assets	39,159	38,238
Valuation allowance	-	-
Total deferred tax assets, net	39,159	38,238

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – CONCENTRATIONS

For the year ended May 31, 2013, three major customers accounted for approximately 22%, 16% and 11% of the total sales, respectively. For the year ended May 31, 2012, one major customer accounted for approximately 48% of the total sales, respectively.

For the year ended May 31, 2013, one major supplier accounted for approximately 10% of the Company’s total purchase. For the year ended May 31, 2012, one major supplier accounted for approximately 68% of the Company’s total purchase.

NOTE 12 - CONTINGENCIES

On March 13, 2013, the Company signed an agreement with China Industry and Commerce Bank under which the Company guaranteed borrowing of Changzhou Hanyu Electronics Inc, a non-related third party, for bank credit (including loans, notes payable, letter of credit and other credit forms) up to 5.1 million RMB, approximately $823,000 USD. The guarantee is effective from March 16, 2013 to March 15, 2015.

NOTE 13 - STOCKHOLDERS’ EQUITY

Stock issuance
On November 21, 2012, the Company’s Board of Directors approved and authorized the sale of 1,260,000 shares at $2.50 per share to Ms. Li Xinmei, a major shareholder of the Company. The Company received total proceeds of $3,150,000 from Ms. Li.

Additional paid in capital
In the year ended May 31, 2013, Ms. Li Xinmei contributed $3,047,681 to the Company.

Statutory Reserve
Corporations organized in the People’s Republic of China are required to contribute to a statutory reserve fund 10% of net income after tax per annum, until aggregate contributions equal  50% of the company’s registered capital. For the year ended May 31, 2013, the Company appropriated USD $375,728 to the statutory reserve.

Shares to be Issued
On March 12, 2013 the Company entered into a letter agreement with Buckman, Buckman & Reid, Inc. (“BB&R”). The agreement provides that for a one year term BB&R will serve as exclusive consultant to the Company in connection with corporate structure, public market strategies and fundraising activities.  In partial compensation for the services of BB&R, the Company committed to sell to BB&R for nominal consideration common stock equal to five percent of the outstanding shares of Company common stock on a fully-diluted basis. The sale has not yet been completed.

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                     CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of May 31, 2013.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our accounting personnel lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of May 31, 2013.

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

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of May 31, 2013.

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Positions with the Company
Shudong Pan	48	Chairman of the Board of Directors and Chief Executive Officer
Li Xinmei	49	Director
Zhiqiang Zhou	38	Chief Technical Officer
Han Zhou	37	Chief Financial Officer
Wenjun Li	56	Chief Marketing Officer
Yile Pan	24	Vice President of International Affairs

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

Han Zhou has been employed since 2010 as chief accounting clerk of Changzhou Huayue, the operating subsidiary of Huayue Electronics, and was elevated to the position of Chief Financial Officer of Huayue Electronics in June 2013. From 2000 to 2010, Mr. Zhou was employed as chief financial officer of Huawei Electronics, which was an affiliate of Changzhou Huayue.  In 2003 Mr. Zhou was awarded a Masters Degree in Industrial Accounting by the Shanghai Unversity of Finance and Economics.

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

Yile (“Lisa”) Pan.  Since 2012 Ms. Pan has been employed as Sales Manager by Changzhou Huayue, the operating subsidiary of Huayue Electronics.  From 2011 to 2012 Ms. Pan was employed by Changzhou Huayue as Assistant to the General Manager.  In 2011 Ms. Pan was awarded a Bachelor of Arts Degree with a major in Economics by the University of British Columbia. Ms. Pan’s parents are Shudong Pan and Xinmei Li, who are the members of the board of directors of Huayue Electronics, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended May 31, 2013.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Changzhou Huayue to Shudong Pan, the Company’s Chief Executive Officer, for services rendered in all capacities to the Company during the years ended May 31, 2013, 2012 and 2011.  There were no other executive officers whose total salary and bonus for the fiscal year ended May 31, 2013 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Shudong Pan	2013	2,777	--	--	--	--
	2012	2,777	--	--	--	--
	2011	2,777	--	--	--	--

Employment Agreements

In connection with the Company’s acquisition of Changzhou Huayue in September 2011, the Company entered into an Entrusted Management Agreement with Pan Shudong and Li Xinmei, who were the two principal managers of Changzhou Huayue.  The Entrusted Management Agreement provides that Mr. Pan and Ms. Li (the “Managers”) will serve as members of the Company’s Board of Directors for a three year term.  They also undertake responsibility for day-to-day management of the Company and its subsidiaries, although they may engage other officers and agent to assist them.  In compensation for their services, the Company has issued to them 20,201,500 shares of restricted common stock.  The shares may not be transferred for three years, and then no more than 4,040,300 may be transferred in any year.  In addition, if the Company’s annual return on equity for the period from September 2, 2011 to September 1, 2014 is less than five percent, the shares will be cancelled.

Compensation of Directors

Shudong Pan and Li Xinmei are the only members of our board of directors.  They receive no compensation for service on the board, other than the compensation that they receive for service as officers of the Company.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended May 31, 2013 and those options held by him on May 31, 2013.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Shudong Pan	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended May 31, 2013 and held by him unvested at May 31, 2013.

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

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Shudong Pan, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There are 31,327,741 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Pan Shudong(2)	12,009,000	38.3%
Li Xinmei(2)	12,009,000	38.3%
All officers and directors As a group (6 persons)	12,012,000	38.3%
Huakang Zhou(3)	4,057,930	13.0%

(1)	Except as otherwise noted, all shares are owned of record and beneficially.

(2)
Pan Shudong and Li Xinmei are married to each other.  Accordingly, each is a beneficial owner of shares owned of record by the other.  Their record ownership is:  Pan Shudong - 10,809,000; Li Xinmei - 1,200,000.  The shares owned by Pan Shudong and Li Xinmei are restricted by the terms of the Entrusted Management Agreement dated September 2, 2011.  In the event that the Company’s annual return on equity for the three years ended September 2, 2014 is less than five percent, the shares will be cancelled.

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

 As a result of these recurrent transactions, Changzhou Huayue has throughout its history had amounts due to these related parties and due from these related parties.  As of May 31, 2012 it owed $194,312 to two entities that are related parties, and was owed $1,390,074 by five entities and three persons who are related parties.  All of those obligations were satisfied during the year ended May 31, 2013, and there were no related party obligations at May 31, 2013.

Except as noted above, none of the officers or directors of Huayue Electronics has engaged in any transaction with Huayue Electronics or its subsidiaries during the past two fiscal years or the current fiscal year that had a transaction value in excess of the lesser of $120,000 or one percent of the average of the Company’s total assets as of May 31, 2013.

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE Amex.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Friedman LLP was engaged to serve as the Company’s independent registered public accountant in June 2013.  Previously, GZTY CPA Group, LLC served as the Company’s independent registered public accountant.

Audit Fees

Friedman, LLP billed $50,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended May 31, 2013.  GZTY CPA Group, LLC billed $35,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended May 31, 2012.

Audit-Related Fees

Friedman, LLP billed $5,000 to the Company during fiscal 2013 for assurance and related services that are reasonably related to the performance of the fiscal 2013 audit or review of the quarterly financial statements.  GZTY CPA Group, LLC billed $15,000 to the Company during fiscal 2012 for assurance and related services that are reasonably related to the performance of the fiscal 2012 audit or review of the quarterly financial statements.

Tax Fees

Friedman, LLP billed $0 to the Company during fiscal 2013 for professional services rendered for tax compliance, tax advice and tax planning.  GZTY CPA Group, LLC billed $0 to the Company during fiscal 2012 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Friedman, LLP billed $0 to the Company in fiscal 2012 for services not described above.  GZTY CPA Group, LLC billed $0 to the Company in fiscal 2012 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Friedman, LLP or by GZTY CPA Group, LLC.

Subcontracted Services

The hours expended on Friedman, LLP’s engagement to audit the Company’s financial statements for the year ended May 31, 2013 that were attributed to work performed by persons other than full-time permanent employees of Friedman, LLP was not greater than 50% of the total hours expended.

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

21	Subsidiaries – China Metal Holding, Inc. a Delaware corporation Changzhou Huayue Electronic Co., Ltd., a joint stock company organized in the People’s Republic of China

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUAYUE ELECTRONICS, INC.

Date: August 28, 2013	By: /s/ Shudong Pan
Shudong Pan, Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shudong Pan	August 28, 2013
Shudong Pan
Director, Chief Executive Officer

/s/ Han Zhou	August 28, 2013
Han Zhou
Chief Financial and Accounting Officer

/s/ Li Xinmei	August 28, 2013
Li Xinmei, Director