Form 10-Q
period 2013-08-31
Huayue Electronics, Inc.
filed 2013-10-15
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

October 15, 2013
Common Voting Stock: 31,327,741

HUAYUE ELECTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 31, 2013

Huayue Electronics Inc
Condensed Consolidated Balance Sheets
(In US Dollars)
(Unaudited)
	August 31,	May 31,
	2013	2013
ASSETS

CURRENT ASSETS
Cash	$164,089	$269,065
Restricted Cash	973,031	969,854
Accounts receivable, net	8,925,554	8,399,472
Notes receivable	64,869	-
Other receivables	71,325	71,047
Inventory, net	884,367	940,328
Advances to suppliers	1,089,687	258,832
Deferred tax assets	120,278	39,159
Total current assets	12,293,200	10,947,757

PROPERTY AND EQUIPMENT, net	7,881,856	8,001,633

OTHER ASSETS
Investment in Sales-type lease	14,863	-
Deferred tax assets	24,415	-
Total other assets	39,278	-

TOTAL ASSETS	$20,214,334	$18,949,390

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term bank loans	$1,946,061	$2,909,561
Notes payable	1,783,890	1,778,065
Accounts payable and accrued expenses	905,994	501,238
Taxes payable	2,603,168	1,976,952
Advances from customers	493,396	269,104
Due to related parties	554,633	-
Total current liabilities	8,287,142	7,434,920

TOTAL LIABILITIES	8,287,142	7,434,920

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock	31,328	31,328
Additional paid in capital	6,866,352	6,866,352
Statutory Reserves	444,426	406,991
Accumulated other comprehensive income	336,810	298,440
Retained earnings	4,248,276	3,911,359
Total stockholders' equity	11,927,192	11,514,470

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,214,334	$18,949,390

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

Huayue Electronics Inc
Condensed Consolidated Statements of Income and Comprehensive Income
(In US Dollars)
(Unaudited)

	For the three months ended August 31,
	2013	2012

Net sales	$3,488,461	$2,076,672
Cost of goods sold	2,418,584	1,390,299
Gross profit	1,069,877	686,373

Selling expenses	6,854	8,814
General and administrative expenses	620,264	87,472
Total expenses	627,118	96,286

Income from operations	442,759	590,087

Non-operating income (expenses):
Interest (expense)	(65,826)	(104,153)
Other income	1,658	-

Total non-operating (expenses)	(64,168)	(104,153)

Income before income taxes	378,591	485,934

Income Tax Provision (benefit)
Current	109,464	112,116
Deferred	(105,225)	(39,226)
Total Income Tax Provision	4,239	72,890

Net income	374,352	413,044

Other comprehensive item
Foreign currency translation gain	38,370	69,175

Comprehensive Income	$412,722	$482,219

Basic and diluted earnings per common share	$0.01	$0.01

Weighted average number of common shares	31,327,741	30,067,741

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

Huayue Electronics Inc
Condensed Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)
	For the three months ended August 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$374,352	$413,044
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	145,736	28,472
Provision for doubtful accounts	272,489	-
Inventory valuation allowance	31,084	-
Deferred tax (benefit)	(105,223)	(988)
Decrease (increase) in assets:
Accounts receivable	(721,700)	(1,792,053)
Notes receivable	(64,756)
Other receivable	(44)	(378,755)
Due from related party	-	(148,672)
Advances to suppliers	(891,897)	(1,418,627)
Inventory	27,855	659,024
Increase (decrease) in current liabilities:
Accounts payables and accrued expenses	402,416	17,319
Advances from customers	223,024	77,133
Taxes payable	618,667	55,610
Other payables	-	(173,446)
Net cash provided by (used in) operating activities	312,003	(2,661,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) bank notes	-	(2,338)
Proceeds from (repayments of) bank loans	(971,345)	(325,269)
Proceeds from related parties loans	553,673	(114,365)
Capital contribution by major shareholder	-	2,998,295
Net cash provided by (used in) financing activities	(417,672)	2,556,323

EFFECT OF EXCHANGE RATE CHANGE ON CASH	693	69,175

NET (DECREASE) IN CASH	(104,976)	(36,441)

CASH - beginning of period	269,065	138,740

CASH - end of period	$164,089	$102,299

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income tax paid	$-	$-
Interest paid	$51,852	$-

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended August 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2013, filed with the SEC on August 28, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, China Metal and Changzhou Huayue. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: the allowance for doubtful accounts, the valuation of inventory, and estimated useful lives and impairment of property and equipment. Actual results could differ from those estimated by management.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash balances are in bank accounts in PRC and are not insured by the Federal Deposit Insurance Corporation or other programs.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventory

Inventory is composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. For the three months ended August 31, 2013 and 2012, the Company recorded a lower of cost or market adjustment of $31,138 and $0 to adjust the carrying value to market.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. As of August 31, 2013 and May 31, 2013, no impairment of long-lived assets is believed to exist.

Fair value of financial instruments

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements”, defines fair value, establishes a three-level valuation hierarchy for fair value measurements and enhances disclosure requirements.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, restricted cash, accounts receivable, advances to suppliers, accounts payable, due to related parties, advances from customers, accrued expenses, short term bank loans and notes payable approximates their recorded values due to their short-term maturities.

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue recognition

For sale of products, the Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition. Our determination to recognize revenue is based on the following:

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

The Company commenced an “Energy management contract” program in the current year. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on the energy bill savings agreed upon. The lighting products will belong to the customer at the end of the term, which is one to two years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, “Leases”. The present value of the aggregate lease payment receivable is recorded as sales type lease revenue. For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases.  Unearned income is recognized as direct finance income over the lease term on an internal rate of return method. The finance income for the three months ended August 31, 2013 is immaterial.

Income taxes

The Company’s subsidiaries in China are subject to the income tax laws of the PRC. No taxable income was generated outside the PRC during the quarters ended August 31, 2013 and 2012. The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740, , which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of August 31, 2013 and May 31, 2013, no valuation allowance is considered necessary.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended August 31, 2013 and 2012.

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded $1,278,308 and $812,243 VAT payable in the financial statements as of August 31, 2013 and May 31, 2013, respectively.

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

Translation adjustments resulting from this process amounted to $37,767 and $69,175 for the three months ended August 31, 2013 and 2012, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the reporting periods:

	August 31,	August 31,
	2013	2012
Period End RMB Exchange Rate (RMB/USD$)	6.1663	6.3449
Average Period RMB Exchange Rate (RMB/USD$)	6.1770	6.3277

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances as of August 31, 2013 and May 31, 2013 are as follows:

	August 31,	May 31,
	2013	2013
Accounts Receivable	$9,404,157	$8,667,673
Less: Allowance for Doubtful Accounts	(478,603)	(268,201)
Accounts Receivable, Net	$8,925,554	$8,399,472

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – INVENTORY, NET

Inventory consists of finished goods, packaging, work-in-process and raw materials, net of valuation allowance.

The components of inventories as of August 31, 2013 and May 31, 2013 were as follows:

	August 31,	May 31,
	2013	2013

Raw materials	$507,080	$341,240
Packaging	-	61,339
Work-in-progress	52,978	224,783
Finished goods	355,447	312,966
Inventory valuation allowance	(31,138)	-
Total Inventory	$884,367	$940,328

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of August 31, 2013 and May 31, 2013 were as follows:

	August 31,	May 31,
	2013	2013
Machinery Equipment	$2,891,025	$2,881,586
Building	5,481,407	5,463,509
Electronic Equipment	651,277	649,150
Transportation Equipment	292,116	291,162
Subtotal	9,315,825	9,285,407
Less: Accumulated Depreciation	$(1,433,969)	$(1,283,774)
Total plant, property and equipment, net	$7,881,856	$8,001,633

The depreciation expense for the three months ended August 31, 2013 and 2012 was $145,736 and $28,472, respectively.

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

As of August 31, 2013, the Company owed $486,515 to one of the managers of the Company, who is also an immediate family member of the major shareholder. The loan was used for working capital purpose. In addition, the Company owed $68,118 to another shareholder for expenses paid by the shareholder on the Company’s behalf.

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – SHORT-TERM BANK LOANS

The Company’s short term bank loans consisted of the follows:

	August 31,	May 31,
	2013	2013
	USD	USD
Loan from China Industrial and Commercial Bank ($486,515 is due on 1/9/2014 with 6% annual interest rate and $486,515 is due on 11/15/2013 with 6% annual interest rate)	$973,030	$969,854

Loan from China Merchant Bank (7.68% annual interest rate, due on 8/15/2013)	-	1,131,496

Loan from China Merchant Bank (7.8% annual interest rate, due on 8/15/2013)	324,344	-

Loan from Changzhou Wujinyinfeng Agriculture Credit Union (0% annual interest rate, due on 6/8/2013)	-	808,211

Loan from Changzhou Wujinyingfeng Agriculture Credit Union (22.3% annual interest rate, due on 10/25/2013)	648,687	-

Total	$1,946,061	$2,909,561

The interest expense for the three months ended August 31, 2013 and 2012 were $65,830 and $104,153, respectively.

NOTE 8 – NOTES PAYABLE

	August 31,	May 31,
	2013	2013
Six month notes payable to Huaxian Bank, due on October 23, 2013	$1,621,718	$1,616,423
Six month notes payable to China Industrial and Commercial Bank, due on October 25, 2013	162,172	161,642
Total notes payable	$1,783,890	$1,778,065

$973,031 and $969,854 was held in bank as restricted cash as of August 31, 2013 and May 31, 2013, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - TAXES PAYABLE

Taxes payable as of August 31, 2013 and May 31, 2013 are as follows:

	August 31,	May 31,
	2013	2013
Corporate Income Tax	$1,086,004	$973,163
Value-Added Tax	1,278,308	812,243
Other Tax & Fees	238,856	191,546
Total	$2,603,168	$1,976,952

NOTE 10 - INCOME TAXES

Changzhou Huayue Electronics Co., Ltd was registered in the PRC and qualified as a high-tech company, and is entitled to a preferential tax rate of 15% through November, 2014.

For the three months ended August 31, 2013 and 2012, Changzhou Huayue Electronics Co., Ltd recorded income tax provisions of $4,239 and $72,890 respectively.

           (i) The components of the income tax expense (benefit) are as follows:

	August 31,	August 31,
	2013	2012
Current	109,464	112,116
Deferred:	(105,225)	(39,226)
Total Income tax expense (benefit)	4,239	72,890

(ii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:
	August 31,	May 31,
	2013	2013
Current assets and liabilities
Accounts receivable allowances	$115,607	$39,159
Inventory valuation allowances	4,671	-
Total deferred tax assets - Current	120,278	39,159

Long term assets and liabilities
Accumulative depreciation	24,415	-
Total deferred tax assets - Non Current	24,415	-
Valuation allowance	-	-
Total deferred tax assets, net	$144,693	$39,159

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – CONCENTRATIONS

For the three months ended August 31, 2013, one major customer accounted for approximately 17.65% of the total sales. For the three months ended August 31, 2012, three major customers accounted for approximately 36.01%, 18.59% and 11.68% of the total sales, respectively.

For the three months ended August 31, 2013, three major suppliers accounted for approximately 22.86%, 13.53% and 10.38% of the Company’s total purchases, respectively. For the three months ended August 31, 2012, no major supplier accounted for more than 10% of the Company’s total purchases.

NOTE 12 - CONTINGENCIES

Guarantee:

On March 13, 2013, the Company signed an agreement with China Industry and Commerce Bank under which the Company guaranteed borrowings of Changzhou Hanyu Electronics Inc, a non-related third party, for bank credit (including loans, notes payable, letter of credit and other credit forms) up to 5.1 million RMB, approximately $823,000 USD. The guarantee is effective from March 16, 2013 to March 15, 2015.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Huayue Electronics, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A titled “Risk Factors” in the Company’s Annual Report on Form 10-K filed on August 28, 2013.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of Our Business

Huayue Electronics, Inc. is a Delaware corporation that functions as a holding company.  Through a wholly-owned subsidiary, we own all of the registered capital of Changzhou Huayue Electronic Co., Ltd. (“Changzhou Huayue”), a corporation organized and located in The People’s Republic of China (“PRC”).  Since 1999 Changzhou Huayue has been engaged in the production and sale of electrolytic capacitors. Since 2008, however, the growing portion of our business has been the production and sale of energy efficient lighting products. Today, over 90% of our sales revenue comes from lighting products.

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

Our participation in the market for lighting benefits from our intellectual property. From 2008 to 2010, we obtained 60 patents from the PRC government relating to the induction lighting business, of which 33 are currently in use. Since that time, we have added 28 patents relating to lighting products, and have 30 pending. Our lighting products also benefit from representing high quality at a low cost. The incorporation of smart cards into our lamps provides constant power control and the ability to automatically adjust brightness. We have the facilities to mass produce 300 watt induction lamps with long lives that do not require frequent maintenance, as backed up by our warranties.

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

Results of Operations

The following data is derived from the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended August 31, 2013 and 2012:

	For The Three Months Ended August 31,
	2013	2012	Change	Percentage Change

Net sales	$3,488,461	$2,076,672	1,411,789	68%
Cost of goods sold	2,418,584	1,390,299	1,028,285	74%
Gross profit	1,069,877	686,373	383,504	56%
Gross Profit Margin %	31%	33%	-2%
Selling expenses	6,854	8,814	(1,960)	-22%
General and administrative expenses	620,264	87,472	532,792	609%
Income from operations	442,759	590,087	(147,328)	-25%

Interest income (expense)	(65,826)	(104,153)	38,327	-37%
Other income (expenses)	1,658	-	1,658	100%
Income (loss) before income taxes	378,591	485,934	(107,343)	-22%
Income taxes provision (benefit)	4,239	72,890	(68,651)	-94%
Net income	$374,352	$413,044	(38,692)	-9%
Basic and diluted earnings per common share	$0.01	$0.01	0.00	0%

Sales

Since 2009 the Company’s operations have gradually refocused from an exclusive involvement in the manufacture and sale of electrolytic capacitors to a primary focus on the sale of energy efficient lighting products.  The continuation of this refocusing for the three months ended August 31, 2013 and 2012 is demonstrated in the following comparison of sales by products:

	For The Three Months Ended August 31,
Product Category	2013	% of total	2012	% of total	Change	Percentage Change
		sales of 2013		sales of 2012

Electrolytic capacitors	$323,592	9%	$735,785	35%	(412,193)	-56%
Energy efficient lighting
Sales of products only	2,957,924	85%	593,032	29%	2,364,893	399%
Sales of products with installation	-	0%	747,855	36	(747,855)	-100
EMC	206,945	6%	-	0%	206,945	100%
Total	$3,488,461	100%	$2,076,672	100%	1,411,789	68%

As the table indicates, our traditional capacitor business continued with a dramatic 56% decrease in revenue.  At the same time, however, our energy efficient lighting business expanded by 121% from the three months ended August 31, 2012 to the three months ended August 31, 2013.  The primary causes of the increase were:

•
Late in fiscal 2012 we introduced our line of LED products, which expanded our target market from the government/commercial market we target with induction lighting to include the retail and home office market for which LED lighting is most appropriate.  For the three months ended August 31, 2013, LED products produced approximately 85% of our lighting revenue, compared to 29% for the same period in 2012.

•
In the middle of fiscal 2012, we changed our distribution strategy, moving from direct sales to the development of regional sales agents.  The use of sales agents to market our products has yielded consecutive and steady progress.

•
During fiscal 2013, we promoted our brand and product nationally, especially in western China, by providing installation service to three major commercial customers that purchased lighting from us.  Although we realized no installation contract revenue for the three months ended August 31, 2013, the market exposure gained from those prior installation sales resulted in customers from the new geographic areas contributing approximately $786,000 to revenue for the recent quarter.

•
We launched a program to generate our lighting sales in connection with an energy management contract (“EMC”).  The EMC extends the payment term for the sale over the period when energy savings will allow the customer to recoup the cost of the lighting.  We entered into a number of EMC contracts during fiscal 2013, and $207,000 revenue from those contracts was recognized during the three months ended August 31, 2013, making the EMC program a small but growing portion of our sales.

We expect our lighting sales to continue to grow in the remainder of fiscal 2014 and beyond.  The principal factors that will contribute to the future growth of lighting sales will be:

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

Gross profit

The profitability of our sales decreased slightly for the three months ended August 31, 2013, during which we achieved a gross margin of 31% compared to 33% gross margin recorded for the same period in 2012.  The primary reasons for the decrease were:

•
In order to expand our sales of induction lighting in different geographic locations, the Company lowered its selling price to gain more market share.  Our gross margin on induction lighting, therefore, fell from 30% to 29%.

•
The three contracts large combining installation with product sales that we filled during fiscal 2013 provided high gross margin.  Our new EMC program will also yield a relatively high gross margin.  However, since the program is recently launched, the revenue from EMC contracts in the quarter ended August 31, 2013 was only 28% of the revenue realized from installation-coupled sales contracts in the quarter ended August 31, 2012.

            Due to the 68% increase in sales, gross profit for the three months ended August 31, 2013 increased to $1.07 million, an increase of $0.38 million, or 56%, from $0.69 million recorded three months ended August 31, 2012.

Expenses

Total operating expenses for the three months ended August 31, 2013 were $627,118, an increase of $530,832, or 551%, from $96,286 recorded for the three months ended August 31, 2012. The primary reasons for the increase are:

•	During the quarter ended August 31, 2013, we recorded an allowance of $272,500 for bad debt expense related to accounts receivable and advances to vendors. The company values the collectability of the receivable by aging schedules. Provision for doubtful accounts was increased due to the increased balance of accounts receivable aged over one year.

•	During the quarter ended August 31, 2013, our travelling expenses increased by $150,000. The primary cause was our management team travelling to the U.S for business purposes. Also, the expansion of our business led to higher traveling expense.

General and administrative expenses will continue to increase in the coming year, as we assume the obligations attendant to being a U.S. public company, including legal and accounting expenses and other expenses related to the nurturing of our new shareholder base.

Because our dramatically increased G&A expenses more than offset the increase in our gross profit, our income from operations decreased from $590,087 for the three months ended August 31, 2012 to $442,759 for the three months ended August 31, 2013.

We rely on short-term bank debt for our liquidity.  At times in recent years, our interest expenses have exceeded our total operating expenses. During the first quarter of fiscal 2014, however, interest expense (net of interest income) was $65,826, compared to $104,153 in the first quarter of fiscal 2013. The decrease of interest expense is primarily due to our decreased loan balance. As discussed below, we hope to access the international capital markets to obtain equity funding to pay off the debt and further reduce this cost and our exposure to increasing interest rates.

For the reasons described above, our net income before tax for the quarter ended August 31, 2013 was $378,591, a decrease from net profit before income tax of $485,934 in the same period in 2012. Due to the significant temporary difference between taxable income and accounting income, we had income tax expense of only $4,239 for the quarter ended August 31, 2013, compared to $72,890 income tax expense for the quarter ended August 31, 2012.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars will result in translation adjustments. While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business. The amount added to “Accumulated other comprehensive income” was $38,370 during the quarter ended August 31, 2013. During the quarter ended August 31, 2012, when the exchange rate was more volatile, our accumulated other comprehensive income increased by $69,175.

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

The largest component of our current assets was our accounts receivable. Accounts receivable of $8,925,554 as of August 31, 2013 is largely relative to recent revenue. In our efforts to achieve a substantial beachhead in the induction lighting market, after we are assured that the customer has the capability and intent to make payment, we offer our customers relatively generous payment terms. Our standard payment terms are 90 days after delivery. However, for particularly attractive customers, with strong credit histories, we apply a variety of payment practices:

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

During the quarter ended August 31, 2013, we had net cash provided from operating activities of $312,003 compared to cash used in operating activities of $2,661,939 in the quarter ended August 31, 2012. The increase of cash flow is due to improved collection of accounts receivable, a reduction in the amounts we advanced to suppliers, as well as substantial increases in our current liabilities during the recent quarter.

Cash used in financing activities was $417,672 for the quarter ended August 31, 2013, compared to cash provided from financing activities for $2,556,323 for same period in fiscal year 2013. Our current liabilities are still in large part made up of short term debt and notes, but the balance has decreased to $3,729,951 as of August 31, 2013 compared to $4,687,626 at May 31, 2013. However, we borrowed $554,633 from our related parties.

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

Critical Accounting Policies and Estimates

Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three months ended August 31, 2013, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. These were:

●
The determination, as described in Note 3 to our Financial Statements, to make an allowance of $478,603 for bad debts. This determination was based on an account-by-account review of our receivables at period-end to assess whether changes in the premises on which we had extended credit to each customer had reduced our assurance of payment.  In particular, an increase in the balance of accounts aged over one year was relevant to our determination to increase our reserve.

●
The determination, noted in Note 4 to our Financial Statements, to make an allowance of $31,138 for inventory value. The determination was based on our review of the turnover in inventory and the likelihood of realization of the value of the inventory.

Revenue Recognition for Energy Management Contract (“EMC”)

        The Company commenced an “Energy management contract” program in current year. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on the energy bill savings agreed upon. The lighting products will belong to the customer at the end of the term, which is one to two years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, “Leases”.  The present value of the aggregate lease payment receivable is recorded as sales type lease revenue.  For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases.  Unearned income is recognized as direct finance income over the lease term on an internal rate of return method. The finance income for the three months ended August 31, 2013 is immaterial.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of August 31, 2013.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of August 31, 2013.

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

Item 1.   Legal Proceedings

None.

Item 1A   Risk Factors

There have been no material changes from the risk factors included in Section 1A of our Annual Report on Form 10-K filed on August 28, 2013.

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2014.

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

Date: October 15, 2013	HUAYUE ELECTRONICS, INC. By: /s/ Pan Shudong Pan Shudong, Chief Executive Officer

By: /s/ Han Zhou
Han Zhou, Chief Financial Officer, Chief Accounting Officer