Form 10-Q
period 2013-11-30
Huayue Electronics, Inc.
filed 2014-01-16
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended November 30, 2013

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

January 16, 2014
Common Voting Stock: 31,327,741

HUAYUE ELECTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 2013

Huayue Electronics Inc
Condensed Consolidated Balance Sheets
(In US Dollars)
(Unaudited)
	November 30,	May 31,
	2013	2013
ASSETS

CURRENT ASSETS
Cash	$203,082	$269,065
Restricted Cash	1,028,387	969,854
Accounts receivable, net	8,278,294	8,399,472
Notes receivable	522,355	-
Other receivables	734,807	71,047
Inventory, net	759,720	940,328
Advances to suppliers	332,146	258,832
Investment in Sales-type lease-current	951,456	-
Due from related parties	326,472	-
Deferred tax assets	231,142	39,159
Total current assets	13,367,861	10,947,757

PROPERTY AND EQUIPMENT, net	7,786,689	8,001,633

OTHER ASSETS
Investment in Sales-type lease-non current	1,610,197	-
Deposit for equipment purchase	816,180	-
Deferred tax assets	51,288	-
Total other assets	2,477,665	-

TOTAL ASSETS	$23,632,215	$18,949,390

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term bank loans	$3,019,866	$2,909,561
Notes payable	1,681,331	1,778,065
Accounts payable and accrued expenses	973,989	501,238
Taxes payable	3,433,852	1,976,952
Advances from customers	151,118	269,104
Deferred revenue-current	90,647	-
Due to related parties	101,425	-
Total current liabilities	9,452,228	7,434,920

LONG TERM LIABILITIES-DEFERRED REVENUE	198,531	-

TOTAL LIABILITIES	9,650,759	7,434,920

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock	31,328	31,328
Additional paid-in capital	6,866,352	6,866,352
Statutory Reserves	641,350	406,991
Accumulated other comprehensive income	421,837	298,440
Retained earnings	6,020,589	3,911,359
Total stockholders' equity	13,981,456	11,514,470

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,632,215	$18,949,390

Huayue Electronics Inc
Condensed Consolidated Statements of Income and Comprehensive Income
(In US Dollars)
(Unaudited)

	For the three months ended November 30,		For the six months ended November 30,
	2013	2012	2013	2012

Net sales	$4,307,583	$4,795,580	$7,796,044	$6,872,252
Cost of goods sold	1,232,515	2,776,543	3,651,099	4,166,842
Gross profit	3,075,068	2,019,037	4,144,945	2,705,410

Selling expenses	18,993	8,619	25,847	17,432
General and administrative expenses	795,266	91,716	1,415,530	179,188
Total expenses	814,259	100,335	1,441,377	196,620

Income from operations	2,260,809	1,918,702	2,703,568	2,508,790

Non-operating income (expenses):
Interest (expense)	(56,998)	(76,158)	(122,824)	(180,311)
Other income	145,508	50,086	147,166	50,086

Total non-operating (expenses)	88,510	(26,072)	24,342	(130,225)

Income before income taxes	2,349,319	1,892,630	2,727,910	2,378,565

Income Tax Provision (benefit)
Current	516,725	276,729	626,189	388,845
Deferred	(136,642)	(347)	(241,867)	(39,573)
Total Income Tax Provision	380,083	276,382	384,322	349,272

Net income	1,969,236	1,616,248	2,343,588	2,029,293

Other comprehensive item
Foreign currency translation gain	85,027	176,498	123,397	245,673

Comprehensive Income	$2,054,263	$1,792,746	$2,466,985	$2,274,966

Basic and diluted earnings per common share	$0.06	$0.05	$0.07	$0.07

Weighted average number of common shares	31,327,741	30,206,203	31,327,741	30,136,593

Huayue Electronics Inc
Condensed Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

	For the six months ended November 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,343,588	$2,029,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	292,604	54,014
Provision for doubtful accounts	945,297	-
Deferred tax (benefit)	(241,866)	(1,335)
Decrease (increase) in assets:
Accounts receivable	(3,199,823)	(5,204,894)
Notes receivable	(520,165)
Other receivable	(660,277)	(816,834)
Due from related party	(325,103)	493,663
Advances to suppliers	(163,712)	(791,745)
Inventory	189,084	811,746
Increase (decrease) in current liabilities:
Accounts payables and accrued expenses	465,846	374,865
Advances from customers	(120,133)	79,628
Taxes payable	1,431,380	457,880
Deferred revenue	287,965	-
Other payables	-	(309,648)
Net cash provided by (used in) operating activities	724,685	(2,823,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit made for equipment purchase	(812,757)	-
Net cash used in investing activities	(812,757)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Change of restricted Cash	(48,765)	-
Repayments of bank loans	(113,786)	(3,448,094)
Proceeds from bank loans	81,276	-
Proceeds from (repayment to) related parties loans	101,000	(112,100)
Proceeds from notes payable	-	11,620
Capital contribution by major shareholder	-	6,148,295
Net cash provided by financing activities	19,725	2,599,721

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2,364	245,674

NET INCREASE (DECREASE) IN CASH	(65,983)	22,028

CASH - beginning of period	269,065	138,740

CASH - end of period	$203,082	$160,768

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income tax paid	$-	$305,106
Interest paid	$122,824	$180,959

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended November 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2013, filed with the SEC on August 28, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, China Metal and Changzhou Huayue. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: the allowance for doubtful accounts, the valuation of inventory, and estimated useful lives and impairment of property and equipment. Actual results could differ from those estimated by management.

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

Notes receivable

Notes receivable balances consist of bank acceptance notes received from various customers to pay for the purchase of our products. These bank acceptance notes can be endorsed to settle the payables to the Company’s suppliers or discounted to fund cash flows. As of November 30, 2013, the balance of notes receivable was $522,355.

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other receivable

In order to maintain business relationship with customers and vendors, the Company makes loans to other companies periodically. As of November 30, 2013, the loan made to other parties was $698,650 and recorded as other receivable.

Inventory

Inventory is primarily composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. For the six months ended November 30, 2013, no adjustment to the stated value of inventory was recorded.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future discounted cash flows are less than the carrying amount of the assets. As of November 30, 2013 and May 31, 2013, no impairment of long-lived assets is believed to exist.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, restricted cash, accounts receivable, advances to suppliers, due from related parties, accounts payable, due to related parties, advances from customers, accrued expenses, short term bank loans and notes payable, approximates their recorded values due to their short-term maturities.

Revenue recognition

For sale of products, the Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition. Our determination to recognize revenue is based on the following:

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company commenced an “Energy management contract” program in the current year. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on the energy bill savings agreed upon. The lighting products will belong to the customer at the end of the term, which is one to two years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, “Leases”. The present value of the aggregate lease payment receivable is recorded as sales type lease revenue. For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases. Deferred revenue is recognized as direct finance income over the lease term on an internal rate of return method. The finance income for the six months ended November 30, 2013 was $14,939.

Income taxes

The Company’s subsidiaries in China are subject to the income tax laws of the PRC. No taxable income was generated outside the PRC during the six month periods ended November 30, 2013 and 2012. The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740, , which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of November 30, 2013 and May 31, 2013, no valuation allowance is considered necessary.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the six months ended November 30, 2013 and 2012.

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

The Company recorded $1,554,441 and $812,243 VAT payable in the financial statements as of November 30, 2013 and May 31, 2013, respectively.

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

Translation adjustments resulting from this process amounted to $85,027 and $176,498 for the three months ended November 30, 2013 and 2012, respectively, and $123,397 and $245,673 for the six months ended November 30, 2013 and 2012, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the reporting periods:

	November 30,	November 30,
	2013	2012
Period End RMB Exchange Rate (RMB/USD$)	6.1261	6.2892
Average Period RMB Exchange Rate (RMB/USD$)	6.1519	6.3219

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

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances as of November 30, 2013 and May 31, 2013 are as follows:

	November 30,	May 31,
	2013	2013
Accounts Receivable	$9,404,779	$8,667,673
Less: Allowance for Doubtful Accounts	(1,126,485)	(268,201)
Accounts Receivable, Net	$8,278,294	$8,399,472

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – INVENTORY, NET

Inventory consists of finished goods, packaging, work-in-process and raw materials, net of valuation allowance.

The components of inventory as of November 30, 2013 and May 31, 2013 were as follows:

	November 30,	May 31,
	2013	2013

Raw materials	$295,236	$341,240
Packaging	-	61,339
Work-in-progress	-	224,783
Finished goods	464,484	312,966
Total Inventory	$759,720	$940,328

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of November 30, 2013 and May 31, 2013 were as follows:

	November 30,	May 31,
	2013	2013
Machinery Equipment	$2,909,997	$2,881,586
Building	5,517,376	5,463,509
Electronic Equipment	655,550	649,150
Transportation Equipment	294,033	291,162
Subtotal	9,376,956	9,285,407
Less: Accumulated Depreciation	(1,590,267)	(1,283,774)
Total plant, property and equipment, net	$7,786,689	$8,001,633

The depreciation expense for the three months ended November 30, 2013 and 2012 was $146,868 and $25,542, respectively, and for the six months ended November 30, 2013 and 2012 was $292,604 and $54,014, respectively.

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

 (i) Due from Related Party:

Due from Related Parties, as of November 30, 2013 and May 31, 2013, consisted of the receivable of $326,472 from Changzhou Jinyue Electronics Co., Ltd, which is controlled by the CEO’s sister. Changzhou Jinyue had repaid the balance in December 2013.

(ii) Due to Related Parties

As of November 30, 2013, the Company owed a shareholder, Yunzhong Wu, $101,425 for expenses paid by him on the Company’s behalf.

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – SHORT-TERM BANK LOANS

The Company’s short term bank loans consisted of the following:

	November 30,	May 31,
	2013	2013

Loan from China Industrial and Commercial Bank (6% annual interest rate, due on 1/9/2014)	$489,708	$969,854

Loan from China Industrial and Commercial Bank (7.8% annual interest rate, due on 7/21/2014)	489,708	-

Loan from China Industrial and Commercial Bank (7.8% annual interest rate, due on 9/7/2014)	865,151	-

Loan from China Industrial and Commercial Bank (7.8% annual interest rate, due on 9/25/2014)	359,119	-

Loan from China Merchant Bank (7.68% annual interest rate, due on 8/15/2013)	-	1,131,496

Loan from China Merchant Bank (7.8% annual interest rate, due on 6/18/2014)	326,472	-

Loan from Changzhou Wujinyinfeng Agriculture Credit Union (0% annual interest rate, due on 6/8/2013)	-	808,211

Loan from Changzhou Wujinyingfeng Agriculture Credit Union (9.6% annual interest rate, due on 4/30/2014)	489,708	-

Total	$3,019,866	$2,909,561

The interest expense for the three months ended November 30, 2013 and 2012 were $56,994 and $76,158, respectively, and for the six months ended November 30, 2013 and 2012 were $122,824 and $180,311, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – NOTES PAYABLE

	November 30,	May 31,
	2013	2013
Six month notes payable to Huaxia Bank, due on October 23, 2013	$-	$1,616,423
Six month notes payable to Huaxia Bank, due on April 25, 2014	1,305,888	-
Six month notes payable to China Industrial and Commercial Bank, due on October 25, 2013	-	161,642
Six month notes payable to China Industrial and Commercial Bank, due on April 30, 2014	375,443	-
Total notes payable	$1,681,331	$1,778,065

$1,028,387 and $969,854 was held in bank as restricted cash as of November 30, 2013 and May 31, 2013, respectively.

NOTE 9 - TAXES PAYABLE

Taxes payable as of November 30, 2013 and May 31, 2013 are as follows:

	November 30,	May 31,
	2013	2013
Corporate Income Tax	$1,611,583	$973,163
Value-Added Tax	1,554,441	812,243
Other Tax & Fees	267,828	191,546
Total	$3,433,852	$1,976,952

NOTE 10 - INCOME TAXES

Changzhou Huayue Electronics Co., Ltd was registered in the PRC and was qualified as a high-tech company and is entitled to a preferential tax rate of 15% through November, 2014.

Changzhou Huayue Electronics Co., Ltd recorded income tax provisions for the three months ended November 30, 2013 and 2012 were $380,083 and $276,382, respectively, and for the six months ended November 30, 2013 and 2012 were $384,332 and $349,272, respectively.

           (i) The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended November 30,
	2013	2012
Current	$516,725	$276,729
Deferred:	(136,642)	(347)
Total Income tax expense (benefit)	$380,083	$276,382

	For the Six Months Ended November 30,
	2013	2012
Current	$626,189	$388,845
Deferred:	(241,867)	(39,573)
Total Income tax expense (benefit)	$384,322	$349,272

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 (ii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	November 30,	May 31,
	2013	2013
Current assets and liabilities
Accounts receivable allowances	$217,545	$39,159
Deferred revenue	13,597	-
Total deferred tax assets-Current	231,142	39,159

Long term assets and liabilities
Deferred revenue	29,780
Accumulated depreciation	21,508	-
Total deferred tax assets-Non Current	51,288	-
Valuation allowance	-	-
Total deferred tax assets, net	$282,430	$39,159

NOTE 11 – CONCENTRATIONS

For the six months ended November 30, 2013, no major customer accounted for more than 10% of the Company’s total sales. For the six months ended November 30, 2012, two major customers accounted for approximately 12% and 11% of the total sales, respectively.

For the six months ended November 30, 2013, one major supplier accounted for approximately 16% of the Company’s total purchases. For the six months ended November 30, 2012, one major supplier accounted for approximately 56% of the Company’s total purchases.

NOTE 12 - CONTINGENCIES

Guarantee:

On March 13, 2013, the Company signed agreement with China Industry and Commerce Bank under which the Company guaranteed borrowing of Changzhou Hanyu Electronics Inc, a non-related third party, for bank credit (including loans, notes payable, letter of credit and other credit forms) up to 5.1 million RMB, approximately $823,000 USD. The guarantee is effective from March 16, 2013 to March 15, 2015.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Results of Operations

The following data is derived from the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended November 30, 2013 and 2012:

	For The Three Months Ended November 30,				For The Six Months Ended November 30,
	2013	2012	Change	Percentage Change	2013	2012	Change	Percentage Change

Net sales	$4,307,583	$4,795,580	(487,997)	-10%	$7,796,044	$6,872,252	923,792	13%
Cost of goods sold	1,232,515	2,776,543	(1,544,028)	-56%	3,651,099	4,166,842	(515,743)	-12%
Gross profit	3,075,068	2,019,037	1,056,031	52%	4,144,945	2,705,410	1,439,535	53%
Gross Profit Margin %	71%	42%	29%		53%	39%	14%
Selling expenses	18,993	8,619	10,374	120%	25,847	17,432	8,415	48%
General and administrative expenses	795,266	91,716	703,550	767%	1,415,530	179,188	1,236,342	690%
Income from operations	2,260,809	1,918,702	342,107	18%	2,703,568	2,508,790	194,778	8%

Interest income (expense)	(56,998)	(76,158)	19,160	-25%	(122,824)	(180,311)	57,487	-32%
Other income (expenses)	145,508	50,086	95,422	191%	147,166	50,086.00	97,080	194%
Income (loss) before income taxes	2,349,319	1,892,630	456,689	24%	2,727,910	2,378,565	349,345	15%
Income taxes provision (benefit)	380,083	276,382	103,701	38%	384,322	349,272	35,050	10%
Net income	$1,969,236	$1,616,248	352,988	22%	$2,343,588	$2,029,293	314,295	15%
Basic and diluted earnings per common share	$0.06	$0.05	0.01	20%	$0.07	$0.07	-	0%

Sales

Since 2009 the Company’s operations have gradually refocused from an exclusive involvement in the manufacture and sale of electrolytic capacitors to a primary focus on the sale of energy efficient lighting products.  The continuation of this refocusing for the three months and six months ended November 30, 2013 and 2012 is demonstrated in the following comparison of sales by products:

	For The Three Months Ended November 30,							For The Six Months Ended November 30,
Product Category	2013	% of total	2012	% of total	Change	Percentage Change		2013	% of total	2012	% of total	Change	Percentage Change
		sales of 2013		sales of 2012					sales of 2013		sales of 2012

Electrolytic capacitors	$403,967	9%	$820,083	17%	(416,116)	-51%		$727,559	9%	$1,555,868	23%	(828,310)	-53%
Energy efficient lighting
Sales of products only	1,750,118	41%	1,937,573	40%	(187,454)	-10%		4,708,043	61%	2,530,604	37%	2,177,439	86%
Sales of products with installation	-	-%	2,037,925	42	(2,037,925)	-100%		-	-%	2,785,779	41%	(2,785,779)	-100%
EMC	2,153,498	50%	-	-%	2,153,498	100%		2,360,442	30%	-	-	2,360,442	100%
Total	$4,307,583	100%	$4,795,580	100%	(487,997)	(10	) %	$7,796,044	100%	$6,872,252	100%	923,792	13%

As the table indicates, our traditional capacitor business experienced a 51% decrease in revenue for the three months ended November 30, 2013 and a 53% decrease for the six months ended November 30, 2013.  At the same time, however, our energy efficient lighting business increased by 33% during the six months ended November 30, 2013, although the second quarter produced a 2% reduction in energy efficient lighting sales.  The primary causes of the increase in the first half of fiscal 2014 were:

•
Late in fiscal 2012 we introduced our line of LED products, which expanded our target market from the government/commercial market that we target with induction lighting to include the retail and home office market for which LED lighting is most appropriate.   For the six months ended November 30, 2013, LED products produced approximately 60% of our lighting revenue, compared to 37% for the same period in 2012.

•
In the middle of fiscal 2012, we changed our distribution strategy, moving from direct sales to the development of regional sales agents.  The use of sales agents to market our products has yielded consecutive and steady progress.

•
During fiscal 2013, we promoted our brand and product nationally, especially in western China, by providing installation service to three major commercial customers that purchased lighting from us.  Although we realized no installation contract revenue during the six months ended November 30, 2013, the market exposure gained from those prior installation sales leads to more sales from customers from the new geographic areas.

•
Toward the end of fiscal 2013, we launched a program to generate lighting sales through an energy management contract (“EMC”).  The EMC extends the payment term for the sale over the period when energy savings will allow the customer to recoup the cost of the lighting.  We entered into a number of EMC contracts during fiscal 2013, and realized $2,153,498 and $2,360,442 revenue from those contracts during the three months and six months ended November 30, 2013, making the EMC program a growing portion of our sales.

We expect our lighting sales to continue to grow in the remainder of fiscal 2014 and beyond.  The principal factors that will contribute to the future growth of lighting sales will be:

•	Our domestic distribution network continues to grow, particularly for the sale of LED lights, a massive market that we have only recently begun to penetrate.

•
We are in the final stages of securing an international distribution network and the governmental approvals necessary for international sales.  We expect international sales to yield a significant portion of our revenue in the latter portion of fiscal 2014.

•	Our engineers continue to enhance our existing products and develop new lighting products, each of which opens a new submarket for us.

Gross profit

The profitability of our sales increased significantly in the current fiscal year. Gross margins of 71% and 53% during the three and six month periods ended November 30, 2013 compared favorably with the gross margins of 42% and 39% realized in the comparable periods of fiscal 2013. The primary reasons for the increased gross profits were:

•	Due to our matured manufacturing technology and increased production capability, the gross margin earned on sales of our induction lights has steadily increased.

•
Our new EMC program yields a relatively high gross margin, up to 82% on some contracts, as customers are willing to pay higher prices for lighting when assured that the cost will be offset by energy savings.  Since 50% and 30% of total revenue was attributable to EMC sales during the three months and six months ended November 30, 2013, the high profitability of EMC sales pushed our overall gross margins higher in the recent periods.

Operating Expenses

Total operating expenses for the three months ended November 30, 2013 were $814,259, an increase of $713,924, or 712%, from $100,335 recorded for the same period in fiscal year 2013. Total operating expenses for the six months ended November 30, 2013 were $1,441,377, an increase of $1,244,757, or 633%, from $196,620 recorded for the same period in fiscal 2013. The primary reasons for the increase were:

•
During the quarter and six months ended November 30, 2013, we recorded allowances of $671,697 and $945,298, respectively, for bad debt expense related to accounts receivable and advances to vendors. Among the methods that the Company utilized to evaluate the collectability of its receivables is an aging schedule. Provision for doubtful accounts was increased in fiscal 2014 due to the increased balance of accounts receivable aged over one year.

•
During the quarter and six months ended November 30, 2013, our travelling expenses increased by $13,552 and $108,912, respectively. The primary cause was our management team travelling to the U.S for business purposes. Also, the expansion of our business led to higher traveling expense.

•
During the quarter and six months ended November 30, 2013, our professional fees related to our U.S. pubic listing, including the auditing fee and consultant fees, increased by $45,037 and $164,169, respectively.

Because our dramatically increased G&A expenses offset the increase in our gross profit, our income from operations increased by only 18% to $2,260,809 during the three months ended November 30, 2013 Income from operations during the six months ended November 30, 2013 increased by 8%,  to $2,703,568.

We rely on short-term bank debt for our liquidity. For the three months ended November 30, 2013, interest expense (net of interest income) was $56,998, compared to $76,158 for the same period in 2012. For the six months ended November 30, 2013, interest expense (net of interest income) was $122,824, compared to $180,311 for the same period in 2012.The decrease in interest expense is primarily due to our decreased loan balance. As discussed below, we hope to access the international capital markets to obtain equity funding to pay off the debt and further reduce this cost and our exposure to increasing interest rates.

For the reasons described above, our net income before tax for the three months ended November 30, 2013 was $2,349,319, a 24% increase from net profit before income tax of $1,892,630 for the same period in fiscal 2013. For the six months ended November 30, 2013 net income before tax was $2,727,910, a 15% increase.  After provision for taxes, our net income for the quarter ended November 30, 2013 was $1,969,236, an increase of 22%; our net income for the six months ended November 30, 2013 was $2,343,588, an increase of 15%.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars will result in translation adjustments. While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business. The amount added to “Accumulated other comprehensive income” was $85,027 and $123,397 during the three months and six months ended November 30, 2013. During the same periods in 2012, when the exchange rate was more volatile, our accumulated other comprehensive income increased by $176,498 and $245,673, respectively.

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

The largest component of our current assets is our accounts receivable. Accounts receivable of $8,278,294 as of November 30, 2013 are largely relative to recent revenue. In our efforts to achieve a substantial beachhead in the induction lighting market, after we are assured that the customer has the capability and intent to make payment, we offer our customers relatively generous payment terms. Our standard payment terms are 90 days after delivery. However, for particularly attractive customers, with strong credit histories, we apply a variety of payment practices:

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

The other large non-cash component of our current assets was our advances to supplies.  In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. In addition, rather than providing Changzhou Huayue with a line of credit, the Company’s banks pay Changzhou Huayue’s vendors directly, which makes prepayment for raw materials and components a method of assuring that credit is available when needed. These two reasons explain the $332,146 advances to suppliers and $816,180 deposit for equipment purchase account on our November 30, 2013 balance sheet.

Our new EMC program produced the next largest non-cash component of current assets, as well as a significant other asset. When we sign an electricity management contract with a customer and deliver and install the purchased lighting, we recognize revenue in our statements of income over the life of the contract - generally one to two years, although EMCs may extend up to five years. The present value of the lease payments, net of costs, is recorded on our balance sheets as an “investment in sales type lease.”  Any cash that we receive from an EMC customer in advance of the lease schedule is recorded as deferred revenue on the liabilities side of our balance sheet. At November 30, 2013 we had $2,561,653 in assets from EMC, allocated between current and other assets, partially offset by deferred revenue of $289,178.

During the six months ended November 30, 2013, we used net cash in operating activities of $724,685 compared to cash used in operating activities of $2,823,367 for the same period in 2012. The increase of cash flow is due primarily to the fact that our net income in the recent period was reduced by a non-cash provision for doubtful accounts totaling $945,297.  We also increased our unpaid taxes by $1,431,380 in the recent period. In addition, cash flow in the earlier period was limited by the fact that the increase in our accounts receivable totaled over 75% of our revenue for the period.  In the recent six month period, although our collection of accounts receivable remains poor, the increase in accounts receivable equaled only 41% of revenue.

Cash used in investing activities was $812,757 during the six months ended November 30, 2013. The Company made such advance payment to a vendor for equipment purchase.

Cash provided by financing activities was $19,725 during the six months ended November 30, 2013.  During the six months ended November 30, 2012, our principal shareholders contributed $6,148,295 to our capital; although we used the greater portion of those funds to satisfy bank notes, we still recorded net cash provided by financing activities for $2,599,721.

We believe our liquid assets and cash flow will be adequate to fund our working capital needs for the next twelve months. We are actively seeking for equity financing in US capital market to further expand our business, but have received no commitments for such financing at this time. If we are forced to finance our capital needs through the issuance of debt or long term borrowing, the interest rates we pay and our interest cost of financing would increase.

We believe growth of our production capacity is critical. If we are unable to raise additional funds through any means, we will be forced to postpone our expansion plans and the growth and profitability of the Company would be reduced.

Critical Accounting Policies and Estimates

Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three months ended November 30, 2013, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. This was:

●
The determination, as described in Note 3 to our Financial Statements, to make an allowance of $1,126,485 for bad debts. This determination was based on an account-by-account review of our receivables at period-end to assess whether changes in the premises on which we had extended credit to each customer had reduced our assurance of payment.  In particular, an increase in the balance of accounts aged over one year was relevant to our determination to increase our reserve.

Revenue recognition for Energy Management Contract (“EMC”)

The Company commenced an “Energy management contract” program in the current year. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on the energy bill savings agreed upon. The lighting products will belong to the customer at the end of the term, which is one to two years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, “Leases”.  The difference between the discounted value of the aggregate lease payments receivable and the inventory cost and any initial direct costs is recorded as sales-type lease income.  For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases.  Unearned income is recognized as direct finance income over the lease term on an internal rate of return method. The finance income for the six months ended November 30, 2013 was immaterial.

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

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of November 30, 2013.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Item 2.              Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2014.

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

HUAYUE ELECTRONICS, INC.

Date: January 16, 2013	By: /s/ Pan Shudong
Pan Shudong, Chief Executive Officer

By: /s/ Han Zhou
Han Zhou, Chief Financial Officer, Chief Accounting Officer