Form 10-Q
period 2014-02-28
Huayue Electronics, Inc.
filed 2014-04-16
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014

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

April 15, 2014
Common Voting Stock: 31,327,741

HUAYUE ELECTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED FEBRUARY 28, 2014

Huayue Electronics Inc
Condensed Consolidated Balance Sheets
(In US Dollars)
(Unaudited)
	February 28	May 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$33,280	$269,065
Restricted cash	1,028,639	969,854
Accounts receivable, net	9,176,750	8,399,472
Other receivables	26,206	71,047
Inventory, net	783,704	940,328
Advances to suppliers	1,597,341	258,832
Investment in sales-type lease-current	915,172	-
Deferred tax assets	426,705	39,159
Total current assets	13,987,797	10,947,757

PROPERTY AND EQUIPMENT, net	7,642,176	8,001,633

OTHER ASSETS
Investment in sales-type lease-non current	1,610,591	-
Deposit for equipment purchase	816,380	-
Deferred tax assets	50,980	-
Total other assets	2,477,951	-

TOTAL ASSETS	$24,107,924	$18,949,390

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term bank loans	$3,020,605	$2,909,561
Notes payable	1,681,742	1,778,065
Accounts payable and accrued expenses	1,656,225	501,238
Taxes payable	4,061,821	1,976,952
Advances from customers	162,694	269,104
Deferred revenue-current	82,354	-
Due to related parties	181,373	-
Total current liabilities	10,846,814	7,434,920

LONG TERM LIABILITIES-DEFERRED REVENUE	183,204	-

TOTAL LIABILITIES	11,030,018	7,434,920

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par value; 60,000,000 shares authorized; 31,327,741 shares issued and outstanding	31,328	31,328
Additional paid in capital	6,866,352	6,866,352
Statutory Reserves	551,405	406,991
Accumulated other comprehensive income	417,739	298,440
Retained earnings	5,211,082	3,911,359
Total stockholders' equity	13,077,906	11,514,470

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,107,924	$18,949,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Huayue Electronics Inc
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In US Dollars)
(Unaudited)

	For the three months ended February, 28		For the nine months ended February, 28
	2014	2013	2014	2013

Net sales	$2,716,495	$3,792,205	$10,512,539	$10,664,457
Cost of goods sold	2,051,864	2,243,997	5,702,963	6,410,839
Gross profit	664,631	1,548,208	4,809,576	4,253,618

Selling expenses	19,425	7,731	45,272	25,163
General and administrative expenses	1,467,067	97,987	2,882,597	277,175
Total expenses	1,486,492	105,718	2,927,869	302,338

Income (loss) from operations	(821,861)	1,442,490	1,881,707	3,951,280

Non-operating income (expenses):
Interest (expense)	(96,809)	(40,590)	(219,633)	(220,901)
Other income	64,901	(55,454)	212,067	(5,368)

Total non-operating (expenses)	(31,908)	(96,044)	(7,566)	(226,269)

Income (loss) before income taxes	(853,769)	1,346,446	1,874,141	3,725,011

Income tax provision (benefit)
Current	241,059	215,130	867,248	603,975
Deferred	(195,377)	(71)	(437,244)	(39,644)
Total income tax provision	45,682	215,059	430,004	564,331

Net income (loss)	(899,451)	1,131,387	1,444,137	3,160,680

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(4,098)	(324,996)	119,299	(79,322)

Comprehensive Income (loss)	$(903,549)	$806,391	$1,563,436	$3,081,358

Basic and diluted earnings (loss) per common share	$(0.03)	$0.04	$0.05	$0.10

Weighted average number of common shares	31,327,741	31,327,741	31,327,741	30,529,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Huayue Electronics Inc
Condensed Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)
	For the nine months ended February, 28
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,444,137	$3,160,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	439,438	76,959
Provision for doubtful accounts	2,238,873	-
Inventory valuation allowance	17,757	-
Deferred tax (benefit)	(437,245)	(1,406)
Decrease (increase) in assets:
Accounts receivable	(5,252,279)	(7,608,212)
Other receivable	45,468	1,102,151
Due from related party	-	(142,654)
Advances to suppliers	(1,531,435)
Inventory	148,036	1,390,258
Increase (decrease) in current liabilities:
Accounts payables and accrued expenses	1,147,595	397,252
Advances from customers	(108,909)	212,657
Taxes payable	2,060,717	734,651
Deferred revenue	265,021	-
Other payables	-	(453,780)
Net cash provided by (used in) operating activities	477,174	(1,131,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit made for equipment purchase	(814,730)	-
Net cash used in investing activities	(814,730)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted Cash	(48,884)	159,122
Repayments of bank notes	(114,062)	(4,716,396)
Proceeds from bank loans	81,473	-
Proceeds from (repayment of) related parties loans	181,007	(189,215)
Proceeds from notes payable	-	14,482
Capital contribution by major shareholder	-	6,448,360
Net cash provided by financing activities	99,534	1,716,353

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2,237	(87,844)

NET INCREASE (DECREASE) IN CASH	(235,785)	497,065

CASH - beginning of period	269,065	138,740

CASH - end of period	$33,280	$635,805

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income tax paid	$-	$305,106
Interest paid	$136,365	$180,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2013, filed with the SEC on August 28, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Huayue Electronics, Inc., China Metal Holding, Inc. and Changzhou Huayue Electronic Co., Ltd.. All significant inter-company balances and transactions have been eliminated in consolidation.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventory

Inventory is primarily composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. For the nine months ended February 28, 2014 and 2013, the Company recorded a lower of cost or market adjustment of $17,793 and $0 to adjust the carrying value to market.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future discounted cash flows are less than the carrying amount of the assets. As of February 28, 2014 and May 31, 2013, no impairment of long-lived assets is believed to exist.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, restricted cash, accounts receivable, advances to suppliers, due from related parties, accounts payable, due to related parties, advances from customers, accrued expenses, short term bank loans and notes payable, approximates their recorded values due to their short-term maturities. Receivables on sales-type leases are based on interest rates implicit in the lease and the carrying amounts reported is a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest。

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue recognition

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

The Company commenced an “Energy management contract” program in the current year. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on an agreement regarding the anticipated energy bill savings. The lighting products will belong to the customer at the end of the term, which is one to two years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, Leases. The present value of the aggregate lease payment receivable is recorded as sales type lease revenue. For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases. Deferred revenue is recognized as direct finance income over the lease term on an internal rate of return method. The finance income for the nine months ended February 28, 2014 was $67,932.

Income taxes

The Company’s subsidiaries in China are subject to the income tax laws of the PRC. No taxable income was generated outside the PRC during the nine month periods ended February 28, 2014 and 2013. The Company accounts for income tax under the asset and liability method as stipulated by ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of February 28, 2014 and May 31, 2013, no valuation allowance is considered necessary.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the nine months ended February 28, 2014 and 2013..

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

The Company recorded $1,906,735 and $812,243 VAT payable in the financial statements as of February 28, 2014 and May 31, 2013, respectively.

Foreign currency translation

The functional currency of the U.S. parent company is USD. The functional currency of the Company’s Chinese subsidiary is RMB and its reporting currency is U.S dollars for the purpose of these financial statements.  The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Matters. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the reporting periods:

	February 28, ,	February 28, ,
	2014	2013
Period End RMB Exchange Rate (RMB/USD$)	6.1246	6.2779
Average Period RMB Exchange Rate (RMB/USD$)	6.1370	6.2845

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. We establish an allowance for doubtful accounts based on management’s assessment of the collectability. A considerable amount of judgment is required in assessing the amount of the allowance. We consider the historical level of credit losses and apply percentages to aged receivable categories. The receivables and allowance balances as of February 28, 2014 and May 31, 2013 are as follows:

	February 28, ,	May 31,
	2014	2013
Accounts Receivable	$11,492,425	$8,667,673
Less: Allowance for Doubtful Accounts	(2,315,675)	(268,201)
Accounts Receivable, Net	$9,176,750	$8,399,472

NOTE 4 – INVENTORY, NET

Inventory consists of finished goods, packaging, work-in-process and raw materials, net of valuation allowance.

The components of inventory as of February 28, 2014 and May 31, 2013 were as follows:

	February 28, ,	May 31,
	2014	2013

Raw materials	$369,740	$341,240
Packaging	-	61,339
Work-in-progress	-	224,783
Finished goods	413,964	312,966
Total Inventory	$783,704	$940,328

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of February 28, 2014 and May 31, 2013 were as follows:

	February 28, ,	May 31,
	2014	2013
Machinery Equipment	$2,910,709	$2,881,586
Building	5,518,727	5,463,509
Electronic Equipment	655,711	649,150
Transportation Equipment	294,105	291,162
Subtotal	9,379,252	9,285,407
Less: Accumulated Depreciation	(1,737,076)	(1,283,774)
Total plant, property and equipment, net	$7,642,176	$8,001,633

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The depreciation expense for the three months ended February 28, 2014 and 2013 was $146,834 and $22,945, respectively, and for the nine months ended February 28, 2014 and 2013 was $439,438 and $76,959, respectively.

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

As of February 28, 2014, the Company owed Yunzhong Wu, a shareholder of the Company, and Mr. Shudong Pan, the major shareholder and CEO of the Company, $134,271 and $47,102, respectively, to reimburse expenses paid by them on the Company’s behalf.

NOTE 7 – SHORT-TERM BANK LOANS

The Company’s short term bank loans consisted of the following:

	February 28,	May 31,
	2014	2013

Loan from China Industrial and Commercial Bank (6% annual interest rate, due on January 9, 2014)		$969,854

Loan from China Industrial and Commercial Bank (7.8% annual interest rate, due on July 21, 2014)	489,828	-

Loan from China Industrial and Commercial Bank (7.8% annual interest rate, due on September 7, 2014)	865,362	-

Loan from China Industrial and Commercial Bank (7.8% annual interest rate, due on September 25, 2014)	359,207	-

Loan from China Merchant Bank (7.68% annual interest rate, matured on August 15, 2013)	-	1,131,496

Loan from China Merchant Bank (7.8% annual interest rate, due on June 18, 2014)	326,552	-

Loan from Changzhou Wujinyinfeng Agriculture Credit Union (0% annual interest rate, matured on June 8, 2013)	-	808,211

Loan from China Industrial and Commercial Bank (6% annual interest rate, due on September 25, 2014)	489,828	$969,854

Loan from Changzhou Wujinyingfeng Agriculture Credit Union (9.6% annual interest rate, due on April 30, 2014)	489,828	-

Total	$3,020,605	$2,909,561

The above loans are guaranteed by affiliate companies controlled by the CEO or his family members. The interest expense related to the above loans for the three months ended February 28, 2014 and 2013 were $60,919 and $40,590, respectively, and for the nine months ended February 28, 2014 and 2013 were $183,743 and $220,901, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – NOTES PAYABLE

	February 28, ,	May 31,
	2014	2013
Six month notes payable to Huaxia Bank, expired on October 23, 2013	$-	$1,616,423
Six month notes payable to Huaxia Bank, due on April 25, 2014	1,306,208	-
Six month notes payable to China Industrial and Commercial Bank, expired on October 25, 2013	-	161,642
Six month notes payable to China Industrial and Commercial Bank, due on April 30, 2014	375,534	-
Total notes payable	$1,681,742	$1,778,065

$1,028, 639 and $969,854 was held in bank as restricted cash as of February 28, 2014 and May 31, 2013, respectively.

NOTE 9 - TAXES PAYABLE

Taxes payable as of February 28, 2014 and May 31, 2013 are as follows:

	February 28, ,	May 31,
	2014	2013
Corporate Income Tax	$1,852,002	$973,163
Value-Added Tax	1,906,735	812,243
Other Tax & Fees	303,084	191,546
Total	$4,061,821	$1,976,952

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - INCOME TAXES

Changzhou Huayue Electronics Co., Ltd was registered in the PRC and was qualified as a high-tech company and is entitled to a preferential tax rate of 15% through November, 2014.

Changzhou Huayue Electronics Co., Ltd recorded income tax provisions for the three months ended February 28, 2014 and 2013 were $45,682 and $215,059, respectively, and for the nine months ended February 28, 2014 and 2013 were$430,004 and $564,331, respectively.

           (i) The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended February 28, ,
	2014	2013
Current	$241,059	$215,130
Deferred:	(195,377)	(71)
Total income tax expense	$45,682	$215,059

	For the Nine Months Ended February 28,
	2014	2013
Current	$867,248	$603,975
Deferred:	(437,244)	(39,644)
Total income tax expense	$430,004	$564,331

 (ii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	February 28, 2014	May 31, 2013

Current assets and liabilities
Accounts receivable allowances	$411,683	$39,159
Inventory reserve	2,669
Deferred revenue	12,353
Total deferred tax assets-current	426,705	39,159

Long term assets and liabilities
Deferred revenue	27,481	-
Accumulated depreciation	23,499	-
Total deferred tax assets-Non current	50,980	-
Valuation allowances	-
Total deferred tax assets, net	477,685	39,159

HUAYUE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – CONCENTRATIONS

For the nine months ended February 28, 2014, no major customer accounted for more than 10% of the Company’s total sales. For the nine months ended February 28, 2013, one major customer accounted for approximately 15% of the total sales.

For the three months ended February 28, 2014, two major customers accounted for approximately 17% each of the Company’s total sales. For the three months ended February 28, 2013, two major customers accounted for approximately 42% and 23%, respectively of the Company’s total sales.

For the nine months ended February 28, 2014, one major supplier accounted for approximately 18% of the Company’s total purchases. For the nine months ended February 28, 2013, one major supplier accounted for approximately 50% of the Company’s total purchases.

For the three months ended February 28, 2014, three major suppliers accounted for approximately 46%, 15% and 13%, respectively of the Company’s total purchases. For the three months ended February 28, 2013, two major suppliers accounted for approximately 16% and 12%, respectively of the Company’s total purchases.

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

Shares to be issued

On March 12, 2013 the Company entered into a written agreement with Buckman, Buckman & Reid, Inc. (“BB&R”). The agreement provides that for a one year term BB&R will serve as exclusive consultant to the Company in connection with corporate structure, public market strategies and fundraising activities. In partial compensation for the services of BB&R, the Company committed to sell to BB&R for nominal consideration common stock equal to five percent of the outstanding shares of Company common stock on a fully-diluted basis. The sale has not yet been completed.
.

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

Results of Operations

The following data is derived from the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended February 28, 2014 and 2013:

	For The Three Months Ended February 28,				For The Nine Months Ended February 28,
	2014	2013	Change	Percentage Change	2014	2013	Change	Percentage Change

Net sales	$2,716,495	$3,792,205	(1,075,710)	-28%	$10,512,539	$10,664,457	(151,918)	-1%
Cost of goods sold	2,051,864	2,243,997	(192,133)	-9%	5,702,963	6,410,839	(707,876)	-11%
Gross profit	664,631	1,548,208	(883,577)	-57%	4,809,576	4,253,618	555,958	13%
Gross Profit Margin %	24%	41%	-16%		46%	40%	6%
Selling expenses	19,425	7,731	11,694	151%	45,272	25,163	20,109	80%
General and administrative expenses	1,467,067	97,987	1,369,080	1397%	2,882,597	277,175	2,605,422	940%
Income from operations	(821,861)	1,442,490	(2,264,351)	-157%	1,881,707	3,951,280	(2,069,573)	-52%

Interest income (expense)	(96,809)	(40,590)	(56,219)	139%	(219,633)	(220,901)	1,268	-1%
Other income (expenses)	64,901	(55,454)	120,355	-217%	212,067	(5,368.00)	217,435	-4051%
Income (loss) before income taxes	(853,769)	1,346,446	(2,200,215)	-163%	1,874,141	485,934	(1,850,870)	-381%
Income taxes provision (benefit)	45,682	215,059	(169,377)	-79%	430,004	564,331	(134,327)	-24%
Net income	$(899,451)	$1,131,387	(2,030,838)	-179%	$1,444,137	$413,044	(1,716,543)	-416%
Basic and diluted earnings per common share	$(0.03)	$0.04	(0.07)	-175%	$0.05	$0.10	(0.05)	-50%

Sales

Since 2009 the Company’s operations have gradually refocused from an exclusive involvement in the manufacture and sale of electrolytic capacitors to a primary focus on the sale of energy efficient lighting products.  The continuation of this refocusing for the three months and nine months ended February 28, 2014 and 2013 is demonstrated in the following comparison of sales by products:

	For The Three Months Ended February 28,						For The Nine Months Ended February 28,
Product Category	2014	% of total	2013	% of total		Percentage Change	2014	% of total	2013	% of total	Change	Percentage Change
		sales of 2014		sales of 2013				sales of 2014		sales of 2013

Electrolytic capacitors	$476,932	18%	$928,953	24%	(452,021)	-49%	$1,204,491	11%	$2,484,821	23%	(1,280,330)	-52%
Energy efficient lighting
Sales of products only	2,195,217	81%	462,157	12%	1,733,060	375%	6,903,260	66%	2,992,761	28%	3,910,499	131%
Sales of products with installation	-	-%	2,401,095	63	(2,401,095)	-100%	-	-%	5,186,875	49	(5,186,875)	-100%
EMC	44,346	2%	-	-%	44,346	100%	2,404,788	23%	-	-%	2,404,788	100%
Total	$2,716,495	100%	$3,792,205	100%	(1,075,710)	(28)%	$10,512,539	100%	$10,664,457	100%	(151,918)	(1)%

As the table indicates, our traditional capacitor business experienced a 49% decrease in revenue for the three months ended February 28, 2014 and a 52% decrease for the nine months ended February 28, 2014.

At the same time, our energy efficient lighting business decreased by 23% and 16% during the three and nine months ended February 28, 2014, respectively.  The primary cause for the decrease in fiscal 2014 was the reorientation of our sales efforts from a focus on selling products coupled with installation services to a focus on securing energy management contracts (“EMC”).  During the first nine months of fiscal year 2013, we recorded $5,186,875 from sales of lighting products coupled with installation services; in fiscal 2014 we have had no such revenue.  Instead, our sales agents have been focused on obtaining EMC contracts, primarily due to the high margins that can be achieved from such arrangements.

Our program of generating lighting sales through energy management contracts was launched toward the end of fiscal 2013. An EMC extends the payment term for the sale over the period when energy savings will allow the customer to recoup the cost of the lighting.  Because customers see the purchase as bottom-line neutral, we have found them willing to pay prices for our products that yield us very high margins.  However, the sales cycle required to secure an EMC is extended and sporadic, as the contracts are much more complex than a simple sale of lighting products.  As a result, during the three completed quarters of fiscal 2014, our revenue from EMCs has been $206,945 (1st quarter), $2,153,498 (2nd quarter) and $44,346 (3rd quarter). The occurrence of the two-week Chinese New Year celebration in the last month of the third quarter exacerbated the difficulty of completing EMCs in that quarter, and resulted in only nominal EMC sales for the third quarter.  Until our EMC operations reach a critical mass, we expect that revenue results will continue to be sporadic, albeit with an overall direction towards growth.

We expect our lighting product sales, including EMC revenue, to grow in the remainder of fiscal 2014 and beyond.  The principal factors that will contribute to the future growth of lighting sales will be:

•	Our domestic distribution network continues to grow, particularly for the sale of LED lights, a massive market that we have only recently begun to penetrate.

•
We are in the final stages of securing an international distribution network and the governmental approvals necessary for international sales.  We expect international sales to yield revenue in the fourth quarter of fiscal 2014.

•	Our engineers continue to enhance our existing products and develop new lighting products, each of which opens a new submarket for us.

Gross profit

The overall profitability of our sales has been increasing. Gross margins were 46% and 40% during the nine month periods ended February 28, 2014 and 2013, respectively. The primary reasons for the increased gross profits were:

•	Due to our matured manufacturing technology and increased production capability, the gross margin earned on sales of our induction lights has steadily increased.

•
Our new EMC program yields a relatively high gross margin, up to 82% on some contracts, as customers are willing to pay higher prices for lighting when assured that the cost will be offset by energy savings.  Since 23% of total revenue was attributable to EMC sales during the nine months ended February 28, 2014, the high profitability of EMC sales pushed our overall gross margins higher in the recent period.

The gross margins for the three months ended February 28, 2014 and 2013 were 24% and 41% during the three month ended February 28, 2014 and 2013. The significant decrease of gross profit was mainly due to the decrease in EMC revenue in the third quarter of the current year, as EMC sales accounted for only 2% of the total revenue. For the three months ended February 28, 2013, sales from lighting with installation contributed to 63% of the total sales, which had a 50% gross margin.

Operating Expenses

Total operating expenses for the three months ended February 28, 2014 were $1,486,492, an increase of $1,380,774, or 1306%, from $105,718 recorded for the third quarter in fiscal year 2013. Total operating expenses for the nine months ended February 28, 2013 were $2,927,869, an increase of $2,625,531, or 868%, from $302,338 recorded for the same period in fiscal 2013. The primary reasons for the increase were:

•
During the quarter and nine months ended February 28, 2014, we recorded allowances of $1,293,575 and $2,238,873, respectively, for bad debt expense related to accounts receivable and advances to vendors.  In particular, during the nine month period, we recorded an allowance of $2,040,632 for accounts receivable. Among the methods that the Company utilized to evaluate the collectability of its receivables is an aging schedule. Provision for doubtful accounts was increased in fiscal 2014 for both accounts receivable and advances to suppliers due to the increased balance of accounts receivable and advances aged over one year.

•
During the nine months ended February 28, 2014 our travelling expenses increased by $84,900. The primary cause was our management team travelling to the U.S for business purposes. Also, the expansion of our business led to higher traveling expense.

•
During the quarter and nine months ended February 28, 2014, our professional fees related to our U.S. public listing, including the auditing fee and consultant fees, increased by $39,894 and $204,063, respectively. The primary reason for the increase was the Company’s contract with a U.S. investment banker charged with providing the Company access to U.S. capital markets.

As a result of our dramatically increased G&A expenses and the reduction in our gross profit, our income from operations decreased by 157% and we reported a loss from operation of $821,861 during the three months ended February 28, 2014. Income from operations during the nine months ended February 28, 2014 decreased by 52%, to $1,881,707.

We rely on short-term bank debt for our liquidity. For the three months ended February 28, 2014, interest expense (net of interest income) was $96,809, compared to $40,590 for the same period in 2013. The increase occurred because our debt load increased, as did interest rates in China.  For the nine months ended February 28, 2014, interest expense (net of interest income) was $219,633, compared to $220,901 for the same period in 2013. As discussed below, we hope to access the international capital markets to obtain equity funding to pay off the debt and further reduce this cost and our exposure to increasing interest rates.

For the reasons described above, our net loss before tax for the three months ended February 28, 2014 was $853,769, compared to net profit before income tax of $1,346,446 for the same period in fiscal 2013. For the nine months ended February 28, 2014 net income before tax was $1,874,141, a 50% decrease.  Although we suffered a net loss in the third quarter of fiscal 2014 in accordance with U.S GAAP, under Chinese tax accounting we had taxable income in China for the quarter.  After provision for taxes, our net loss for the quarter ended February 28, 2014 was $899,451, a decrease of 179%; our net income for the nine months ended February 28, 2014 was $1,444,137, a decrease of 54%.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars will result in translation adjustments. While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business. The amount added to “Accumulated other comprehensive income (loss)” was $(4,098) and $119,299 during the three months and nine months ended February 28, 2014. During the same periods in 2013, when the exchange rate was more volatile, our accumulated other comprehensive income (loss) were $(324,996) and $(79,322), respectively.

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

 The largest component of our current assets is our accounts receivable. Accounts receivable of $9,176,750 as of February 28, 2014 is largely relative to recent revenue. In our efforts to achieve a substantial beachhead in the induction lighting market, after we are assured that the customer has the capability and intent to make payment, we offer our customers relatively generous payment terms. Our standard payment terms are 90 days after delivery. However, for particularly attractive customers, with strong credit histories, we apply a variety of payment practices:

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

Our generous payment terms reduce our liquidity to some extent. The practice is harmful to our cash flow, particularly in light of the requirement that we prepay many of our vendors for raw materials and components, as discussed below. The practice can also be damaging to our operating results, as demonstrated in the recently completed quarter when an increase of $1,188,581 in our allowance for bad debts caused us to incur a loss for the quarter.  But our generous payment terms do help us develop long-term, repeat customers.

The other large non-cash component of our current assets was our advances to supplies.  In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. In addition, rather than providing Changzhou Huayue with a line of credit, the Company’s banks pay Changzhou Huayue’s vendors directly, which makes prepayment for raw materials and components a method of assuring that credit is available when needed. These two reasons explain the $1,597,341 advances to suppliers and $816,380 deposit for equipment purchase account on our February 28, 2014 balance sheet.  The Company is expecting to receive that material and equipment in the late April of 2014.

Our new EMC program produced the next largest non-cash component of current assets, as well as a significant other asset. When we sign an electricity management contract with a customer and deliver and install the purchased lighting, we recognize revenue in our statements of income over the life of the contract - generally one to two years, although EMCs may extend up to five years. The present value of the lease payments, net of costs, is recorded on our balance sheets as an “investment in sales type lease.”  Any cash that we receive from an EMC customer in advance of the lease schedule is recorded as deferred revenue on the liabilities side of our balance sheet. At February 28, 2014 we had $2,525,763 in assets from EMC, allocated between current and other assets of $915,172 and $1,610,591, respectively.

During the nine months ended February 28, 2014, cash provided from operating activities was $477,174 compared to cash used in operating activities of $1,131,444 for the same period in 2013. Cash flow increased despite the reduction in net income due primarily to the fact that our net income in the recent period was reduced by a non-cash provision for doubtful accounts totaling $2,238,873.  We also increased our unpaid taxes by $2,060,717 in the recent period, which aided cash flow. In addition, cash flow in the earlier period was limited by the fact that the increase in our accounts receivable totaled over 71% of our revenue for the period.  In the recent nine month period, although our collection of accounts receivable remains poor, the increase in accounts receivable equaled only 53% of revenue.

Cash used in investing activities was $814,730 during the nine months ended February 28, 2014. The Company made an advance payment in that amount to a vendor for equipment purchase.

 Cash provided by financing activities was $99,534 during the nine months ended February 28, 2014, as we offset the proceeds of related party loans against amounts repaid to banks .  During the nine months ended February 28, 2013, our principal shareholders contributed $6,448,360 to our capital; although we used the greater portion of those funds to satisfy bank notes, we still recorded net cash provided by financing activities for $1,716,353.

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

Critical Accounting Policies and Estimates

Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three and nine months ended February 28, 2014, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. This was:

●
The determination, as described in Note 3 to our Financial Statements, to make an allowance of $2,315,675 for bad debts. This determination was based on an account-by-account review of our receivables at period-end to assess whether changes in the premises on which we had extended credit to each customer had reduced our assurance of payment.  In particular, an increase in the balance of accounts aged over one year was relevant to our determination to increase our reserve.

Revenue recognition for Energy Management Contract (“EMC”)

      The Company commenced an “Energy management contract” program in the current year. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on the energy bill savings agreed upon. The lighting products will belong to the customer at the end of the term, which is one to two years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, “Leases”.  The difference between the discounted value of the aggregate lease payments receivable and the inventory cost and any initial direct costs is recorded as sales-type lease income.  For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases.  Unearned income is recognized as direct finance income over the lease term on an internal rate of return method. The finance income for the three and nine months ended February 28, 2014 were $44,346 and 67,932, respectively.

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

ITEM 3                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of February 28, 2014.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of February 28, 2014.

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

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2014.

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

HUAYUE ELECTRONICS, INC.

Date: April 15, 2014	By: /s/ Pan Shudong
Pan Shudong, Chief Executive Officer

By: /s/ Han Zhou
Han Zhou, Chief Financial Officer, Chief Accounting Officer