Form 10-K
period 2014-05-31
Huayue Electronics, Inc.
filed 2014-09-15
CIK 1315756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MAY 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √_   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  √_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer                    Accelerated filer ________    Non-accelerated filer                    Smaller reporting company  _X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

As of November 30, 2013, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $34,284,090 based upon the closing sale price on November 30, 2013 of $2.70 per share.

As of September 15, 2014, there were 31,327,741 shares of common stock outstanding.

Documents incorporated by reference: NO

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

ITEM 1.              BUSINESS

Huayue Electronics, Inc. is a Delaware corporation that, through a subsidiary, owns all of the registered capital of Changzhou Huayue Electronic Co., Ltd. (“Changzhou Huayue”).  Changzhou Huayue was organized in 1999 under the laws of the People’s Republic of China (“PRC”).  Changzhou Huayue is engaged in the businesses of developing, producing and selling two major product lines:

•	energy efficient lights including high frequency induction lights and LED lights; and

•	electrolytic capacitors.

While revenues in fiscal year 2014 (which ended on May 31, 2014) were split approximately 87% - 13%  between these business lines, we anticipate that our future growth will be derived primarily from the lighting business.

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

•
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

•
Energy-saving lamps, such as compact fluorescent lights, were developed to replace standard incandescent bulbs, producing the same amount of light with reduced power use and cost.  However, the presence of electrodes in conventional fluorescent lights imposes many restrictions on lamp design and performance and limits lamp life

In contrast to traditional lamps, induction lights and LED lights involve neither filaments nor electrodes, and no electrical connection goes on inside the glass tube.   Instead, for induction lights, energy is transferred through the glass tube solely by electromagnetic induction.  Power to create the light is transferred from outside the glass tube by means of a magnetic field.  As with a conventional fluorescent lamp, the power excites mercury or a mercury alloy, producing ultraviolet light which hits the phosphors resulting in visible light.

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

Our Applications

Changzhou Huayue, as of 2014, is targeting the commercial/industrial sector with its induction products. Followings are some of our applications:

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

A growing aspect of our lighting business is our participation in energy management contracts (“EMC”). In this business model, energy efficient equipment is sold to an end user on a payment plan designed to net no cost to the customer: payments by the customer are scheduled to conform to the savings realized from use of the energy efficient equipment.  Changzhou Huayue offers this option to customers directly as well as to contractors as part of a broader EMC program.  Although an EMC sale results in significantly longer payment terms than a conventional net-90 days sale, profit margins on EMC sales are far higher than on conventional sales, as customers are much less price-resistant in the EMC model.

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

Induction Lighting:  Involvement of the PRC Government

Changzhou Huayue has enjoyed the support of the PRC government.  Leaders within the government as well as specialists from such entities as the Policy Research Center of the Communist Party of China and the Economic Research Office of the State Council visited our site and reviewed our technology in early 2010.  That same year, a group of experts recommended that the induction lighting industry and its technology be further developed as a matter of public policy.  As a result, the PRC government designated induction lamps as high-efficiency products that would be eligible for preferential policies and subsidies.  Among the benefits that we have received from the government’s favorable attitude toward induction lighting are the following:

•
Having qualified for the Chinese government’s incentive program to promote innovation in technology, Changzhou Huayue currently enjoys a 15% income tax rate (reduced from the standard 25% corporate income tax rate) until November 2014, at which time we will be eligible to apply for an extension.

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

Electrolytic Capacitors

Changzhou Huayue’s historic business has been the development, manufacture and sale of electrolytic capacitors.  This business contributed approximately 80% of our revenues in the year ended May 31, 2010, 44% of our revenue in the year ended May 31, 2011, and 38% of our revenue in the year ended May 3,1 2012.  This number has further declined to 27% and 13% as our revenue from efficient lighting increase in the years ended May 31, 2013 and 2014, respectively. We manufacture the electrolytic capacitors in the same facility in Changzhou as the induction lamps, but in a different workshop.  We distribute our capacitors through both domestic retailers in the PRC and international trading companies.  Strong sales and performance of this product line in the past have created good will for Changzhou Huayue and established a global brand.

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

During fiscal year 2014 and 2013, we significantly revamped our purchasing policies.  Management diversified its purchase of raw materials to include a variety of suppliers, including Anhui Tianchangxinlong , Zhongshan Leiyou,  Changzhou Ruiqi Electronics, Yangzhou Ruike, and Jiangsu Baoying. As a result, there was no reliance on any specific supplier for more than 16% of our purchases during the fiscal years ended May 31, 2014 and 2013.

Our Customers

Throughout our history, the bulk of our annual sales have been made to a few major customers.  However, with the growth in our lighting business, the degree of concentration in our customer list has declined.

For the 2013 fiscal year, there were two significant accounts which together produced 30% of our revenue. These were project-based contracts in Yinchuan and with Muyang Holding Ltd. We do not anticipate any significant future sales to these same customers.

For the 2014 fiscal year, there were two significant accounts which together produced 12% of our revenue. These were energy saving management contracts with Changzhou Gaoke Property Management Co. and with Guiyang Gaoke Holding Co. We do not anticipate any significant future sales to these same customers.

Intellectual Property

             We have proprietary rights with respect to our technology. We are currently operating with 110 patents and have 15 new applications pending.  We believe that the breadth of description of our patents gives us significant protection.

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

In addition, we insured certain property against accidents in our commercial insurance policy.  The total annual premium on this policy is 308,936 RMB or approximately $50,000.

Environmental Considerations

Induction lamps, such as those manufactured by Changzhou Huayue, are considered to be highly environmentally friendly and preferable to induction and fluorescent lights on environmental grounds.  Because of their longer life spans, induction lamps need to be discarded much less frequently.  Moreover, the solid mercury amalgam used in induction lamps can be disposed of with reasonable efforts and does not produce either water or ground pollution. The Company was in compliance with local environmental laws and regulations for the fiscal 2014 and 2013.

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

ITEM 1B            UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.              DESCRIPTION OF PROPERTY

Changzhou Huayue produces both its induction lamps and electrolytic capacitors at a facility in Changzhou City.  This factory has a production base of 15,000 square meters and is owned by the Company.

We expect that our current facilities will be adequate for our operations for the foreseeable future.

 ITEM 3.             LEGAL PROCEEDINGS

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is currently listed for quotation on the OTCQB Market under the symbol “HUAY.”  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTCQB Market.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Bid
Quarter Ending	High	Low
August 31, 2012	$2.80	$1.25
November 30, 2012	$3.01	$2.80
February 28, 2013	$3.15	$2.00
May 31, 2013	$3.00	$.70

August 31, 2013	$3.00	$2.70
November 30, 2013	$2.70	$2.70
February 28, 2014	$2.70	$2.70
May 31, 2014	$2.00	$1.75

(b) Shareholders

On September 14, 2014, there were approximately 439 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of May 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future is suance under equity compensation plans

Equity compensation plans approved by security holders	0	N.A.	0

Equity compensation plans not approved by security holders	0	N.A.	0

Total.	0	N.A.	0

(e)  Sale of Unregistered Securities

Huayue Electronics did not effect any unregistered sales of equity securities during the fourth quarter of the fiscal year ended May 31, 2014.

 (f) Repurchase of Equity Securities

Huayue Electronics, Inc. did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fourth quarter of the fiscal year ended May 31, 2014.

ITEM 6.              SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

The following data is derived from the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended May 31, 2014 and 2013:

	For The Years Ended May 31,
	2014	2013	Change	Percentage Change

Net sales	$12,239,726	$14,326,370	(2,086,644)	-15%
Cost of goods sold	6,568,911	8,785,610	(2,216,699)	-25%
Gross profit	5,670,815	5,540,760	130,055	2%
Gross Profit Margin %	46%	39%	8%
Selling expenses	58,037	36,660	21,377	58%
General and administrative expenses	1,500,862	717,292	783,570	109%
Income from operations	4,111,916	4,786,808	(674,892)	-14%

Interest income (expense)	(112,951)	(263,670)	150,719	-57%
Other income (expenses)	249,778	83,619	166,159	199%
Income before income taxes	4,248,743	4,606,757	(358,014)	-8%
Income taxes	(637,311)	(849,473)	212,162	-25%
Net income	$3,611,432	$3,757,284	(145,852)	-4%
Basic and diluted earning per common share	$0.12	$0.12	-	0%

Sales

Since 2009 the Company’s operations have gradually refocused from an exclusive involvement in the manufacture and sale of electrolytic capacitors to a primary focus on the sale of energy efficient lighting products.  The continuation of this refocusing during fiscal year 2014 is demonstrated in the following comparison of sales by product for year ended May 31, 2014 and the year ended May 31, 2013:

	For The Years Ended May 31,
Product Category	2014	% of total sales of 2014	2013	% of total sales of 2013	Change	Percentage Change

Electrolytic capacitors	$1,558,383	13%	$3,915,661	27%	(2,357,278)	-60%
Induction lighting
Sales from products only	8,305,359	68%	4,376,041	31%	3,929,318	90%
Sales from products with installation	-	0%	6,034,668	42%	(6,034,668)	-100%
Sales from energy management contracts	2,375,984	19%	-	0%	2,375,984	100%
Total	$12,239,726	100%	$14,326,370	100%	(2,086,644)	-15%

As the table indicates, our traditional capacitor business decreased 60% in revenue.  At the same time, however, our energy efficient lighting business recorded a 3% increase  in fiscal 2014 compared to fiscal 2013.  The primary causes of the increase were:

•
Late in fiscal 2012 we introduced our line of LED products, which expanded our target market from the government/commercial market we target with induction lighting to include the retail and home office market for which LED lighting is most appropriate.  In fiscal 2014, LED products produced most of our lighting revenues.

•
In the middle of fiscal 2012, we changed our distribution strategy, moving from direct sales to the development of regional sales agents.  The use of sales agents to market our products has yielded consecutive and steady progress.

At the same time, however, changes in the nature of our sales structure have slowed the pace of growth of our lighting business. During fiscal 2013, we  offered installation service to commercial customers when they purchased lighting from us. The revenue from these sales and installation packages were attributable to three major customers, who accounted for more than 42% of our total sales in fiscal year 2013. However, we did not generate revenue from similar business in fiscal year 2014. Instead, in 2014 our focus has been on marketing of energy management contracts ("EMC"). During fiscal 2014, we received revenue of $2.38 million from EMCs.  We expect more revenue will be generated from EMC contracts in the future. However, the revenue that we realize from EMCs is spread over the life of the contract.  Therefore EMC sales do not grow revenue as rapidly as product and installation sales that dominated our business in fiscal 2013.

We expect our lighting sales to continue to grow in fiscal 2015 and beyond.  The principal factors that will contribute to the future growth of lighting sales will be:

•	Our domestic distribution network continues to grow, particularly for the sale of LED lights, a massive market that we have only recently begun to penetrate.

•
We are in the final stages of securing an international distribution network and the governmental approvals necessary for international sales.  We expect international sales to yield a significant portion of our revenue in fiscal 2015.

•
A small but growing portion of our lighting sales are now made in connection with an energy management contract (“EMC”).  The EMC extends the payment term for the sale over the period when energy savings will allow the customer to recoup the cost of the lighting.  The EMC, therefore, delays our revenue recognition, but allows us to demand very high margins on EMC sales.  We have entered into a number of EMC contracts during fiscal 2014, and we expect more EMC will be signed in future periods.

•	Our engineers continue to enhance our existing products and develop new lighting products, each of which opens a new submarket for us.

Gross Profit

The profitability of our sales increased significantly in fiscal 2014, during which we achieved a gross margin of 46% compared to 39% gross margin recorded in fiscal 2013.  The primary reason for the increase was that in fiscal 2014, our new EMC program yielded a relatively high gross margin, up to 82% on some contracts, as customers are willing to pay higher prices for lighting when assured that the cost will be offset by energy savings. Since 19% of total revenue was attributable to EMC sales during the fiscal year 2014, the high profitability of EMC sales pushed our overall gross margins higher comparing to fiscal year 2013.

Gross profit for the year ended May 31, 2014 is $5.67 million, comparing to $5.54 million recorded in fiscal year 2013.

Operating Expenses

Total operating expenses for the fiscal year ended May 31, 2014 were $1,558,899, an increase of $804,947 or 107%, from $753,952 recorded in fiscal year ended May 31, 2013. The primary reason for the increase was an allowance of $761,933 that we recorded in fiscal 2014 for bad debt expense related to accounts receivable and advance to vendors. Among the methods that the Company utilized to evaluate the collectability of its receivables is an aging schedule. Provision for doubtful accounts was increased in fiscal 2014 comparing to fiscal 2013 for both accounts receivable and advances to suppliers due to the increased balance of accounts receivable and advances aged over one year.

General and administrative expenses will continue to increase in the coming year, as we assume the obligations attendant to being a U.S. public company, including legal and accounting expenses and other expenses related to the nurturing of our new shareholder base.

Net Income

As a result of our significant increase of G&A expenses, our income from operations decreased from $4,786,808 in the fiscal year ended May 31, 2013 to $4,111,916 in the fiscal year ended May 31, 2014.

Until recently, the expansion of our business was funded primarily by short-term loans.  As discussed in “Liquidity and Capital Resources” below, our cash flow has in most years been slowed by the relatively lengthy period required to collect many of our receivables.  To fill the gaps in our cash flow, we required debt financing. Interest expense, therefore, has historically represented a significant reduction in our net income. As of May 31, 2014, however, we have short term loans of $2,960,474 comparing to the total of short term loans and bank notes of $4,687,626 as of May 31, 2013.  As a result, our interest expense for the fiscal year ended May 31, 2014 was $187,298 compared to interest expense of $258,392 in fiscal 2013.

Although the corporate income tax rate in China is 25%, through November 2014 our Chinese subsidiary will be the beneficiary of a 15% tax rate afforded to high-tech companies in their growth stage.  For that reason, our income tax burden for the fiscal year ended May 31, 2014 was $637,311, resulting in net income of $3,611,432 ($.12 per share), compared to net income of $3,757,284 ($.12 per share)  recorded in fiscal 2013.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business.  Due to the deprecation of U.S. Dollars against RMB, an “other comprehensive loss” of $183,993 was recorded during fiscal 2014 compared to an “other comprehensive income” of $209,066 during fiscal 2013.

Liquidity and Capital Resources

Until recently the operations of the Company had been funded by contributions and short-term loans from our founder, Mr. Shudong Pan, and his family.  In recent periods, however, we have developed bank lending relationships, which are now our primary source of liquidity.  Today, our current liabilities are in large part made up of short term debt payable to Chinese banks. Most of these debts have been guaranteed by related entities or secured by property owned by related parties.  The proceeds of these loans have been utilized primarily to finance the development of our lighting business and the expanded sales effort for the new LED lighting products.

As of May 31, 2014, short-term loans accounted for 29% of the current liabilities, compared to short-term loans and notes accounted for 63% of current liabilities as of May 31, 2013. The balance has decreased to $2,960,474 as of May 31, 2014 compared to $4,687,626 at May 31, 2013.

As is common in China, all of our bank borrowing is done on a short-term basis. As a result, the entire amount of $2,960,474 that we owed to lending institutions at May 31, 2014 has been classified as short-term debt, although we have every reason to believe that the institutions will replace the loans as they come due.

The largest component of our current assets is our accounts receivable. Accounts receivable of $5,753,108 as of May 31, 2014 is largely relative to recent revenue. In our efforts to achieve a substantial beachhead in the induction lighting market, after we are assured that the customer has the capability and intent to make payment, we offer our customers relatively generous payment terms. Our standard payment terms are 90 days after delivery. However, for particularly attractive customers, with strong credit histories, we apply a variety of payment practices:

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

Our generous payment terms reduce our liquidity to some extent. The practice is harmful to our cash flow, particularly in light of the requirement that we prepay many of our vendors for raw materials and components, as discussed below. The practice can also be damaging to our operating results. For example,  an increase of $641,390 in our allowance for bad debts was recorded during fiscal 2014. But our generous payment terms do help us develop long-term, repeat customers.

The other large non-cash component of our current assets was our advances to supplies. In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. In addition, rather than providing Changzhou Huayue with a line of credit, the Company’s banks pay Changzhou Huayue’s vendors directly, which makes prepayment for raw materials and components a method of assuring that credit is available when needed. As of May 31, 2014, we have a balance of advance to vendors of $288,183.

Our new EMC program produced another  large non-cash component of current assets, as well as a significant other asset. When we sign an electricity management contract with a customer and deliver and install the purchased lighting, we recognize revenue in our statements of income over the life of the contract - generally one to two years, although EMCs may extend up to five years. The present value of the lease payments, net of costs, is recorded on our balance sheets as an “investment in sales type lease.” At May 31, 2014, we had $2,184,168 in assets from EMC, allocated between current and non-current assets of $1,000,168 and $1,184,000, respectively.

During fiscal 2014, cash provided from operating activities was $5,770,579 compared to cash used in operating activities of $3,942,313 for the fiscal 2013. Cash flow increased despite the reduction in net income due primarily to a $2.6 million increase in our accounts payable and accrued expenses, a $1.0 million increase in our taxes payable, and the fact that our net income in the recent period was reduced by a non-cash provision for doubtful accounts totaling $781,796.

Cash used in investing activities was $5,560,286 during fiscal 2014 compared to $7,542,932 during fiscal 2013. In both cases the cash was used to purchase and equip our new factory for lighting production

Cash used in financing activities was $130,508 during fiscal 2014, as we used the proceeds from bank loans and related party loans to satisfy other bank loans and notes. During fiscal year 2013, our financing activities provided  $3,721,932 in cash, as our principal shareholders made a $3 million capital contribution and purchased shares for an additional $3.2 million, which allowed us to reduce our short term bank loans by $4.0 million.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended May 31, 2014, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. These were:

•
The determination, recorded Note 3 to our Financial Statements, to make an increase of $641,390 and $120,543 in our allowance for bad debt on Accounts Receivable and Advance to Suppliers, respectively.

•
The determination, noted in Note 4 to our Financial Statements, that no allowance for impairment of inventory value was warranted at May 31, 2014. The determination was based on our review of the turnover in inventory and the likelihood of realization of the value of the inventory.

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

ITEM 7A            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm - 2014.

F-2	Report of Independent Registered Public Accounting Firm - 2013.

F-3	Consolidated Balance Sheets as of May 31, 2014 and 2013.

F-4	Consolidated Statements of Income and Comprehensive Income for the Years Ended May 31, 2014 and 2013.

F-5	Consolidated Statements of Stockholders’ Equity for the Years Ended May 31, 2014 and 2013.

F-6	Consolidated Statements of Cash Flows for the Years Ended May 31, 2014 and 2013.

F-7 to F-16	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Huayue Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Huayue Electronics, Inc. (the “Company”) as of May 31, 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the fiscal year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huayue Electronics, Inc. as of May 31, 2014, and the consolidated results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
September 15, 2014

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

/s/ Friedman LLP

Friedman LLP
New York, NY

August 28, 2013

Huayue Electronics Inc
Consolidated Balance Sheets
(In US Dollars)

	May 31,	May 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$344,636	$269,065
Restricted cash	-	969,854
Accounts receivable, net	5,753,108	8,399,472
Other receivables	1,662,856	71,047
Inventory, net	1,972,209	940,328
Advances to suppliers	288,183	258,832
Investment in sales-type lease-current	1,000,168	-
Deferred tax assets	164,567	39,159
Total current assets	11,185,727	10,947,757

PROPERTY AND EQUIPMENT, net	12,740,996	8,001,633

OTHER ASSETS
Investment in sales-type lease-non current	1,184,000	-
Deferred tax assets	34,486	-
Total other assets	1,218,486	-

TOTAL ASSETS	$25,145,209	$18,949,390

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term bank loans	$2,960,474	$2,909,561
Notes payable	-	1,778,065
Accounts payable and accrued expenses	3,062,789	501,238
Taxes payable	2,940,416	1,976,952
Advances from customers	411,268	269,104
Deferred revenue-current	71,771	-
Due to related parties	592,095	-
Total current liabilities	10,038,813	7,434,920

LONG TERM LIABILITIES-DEFERRED REVENUE	164,487	-

TOTAL LIABILITIES	10,203,300	7,434,920

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.001 Par value; 60,000,000 shares authorized; 31,327,741 shares issued and outstanding	31,328	31,328
Additional paid in capital	6,866,352	6,866,352
Statutory Reserves	768,133	406,991
Accumulated other comprehensive income	114,447	298,440
Retained earnings	7,161,649	3,911,359
Total stockholders' equity	14,941,909	11,514,470

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,145,209	$18,949,390

Huayue Electronics Inc
Consolidated Statements of Income and Comprehensive Income
(In US Dollars)

	For the Fiscal Years Ended May 31,
	2014	2013

Net sales	$12,239,726	$14,326,370
Cost of goods sold	6,568,911	8,785,610
Gross profit	5,670,815	5,540,760

Selling expenses	58,037	36,660
General and administrative expenses	1,500,862	717,292
Total expenses	1,558,899	753,952

Income from operations	4,111,916	4,786,808

Non-operating income (expenses):
Interest income	(112,951)	(263,670)
Other expense	249,778	83,619

Total non-operating income (expenses)	136,827	(180,051)

Income before income taxes	4,248,743	4,606,757

Income tax provision (benefit)
Current	800,712	849,473
Deferred	(163,401)	-
Total income tax provision	637,311	849,473

Net income	3,611,432	3,757,284

Other comprehensive income (loss) item
Foreign currency translation gain (loss)	(183,993)	209,066

Comprehensive Income	$3,427,439	$3,966,350

Basic and diluted earnings per common share	$0.12	$0.12

Weighted average number of common shares	31,327,741	30,727,083

Huayue Electronics Inc
Consolidated Statements of Stockholders' Equity
(In US Dollars)

	Common stock		Additional paid-in capital	Statutory Reseves	Accumulated other comprehensive income	Retained earnings	Total
	Shares	Amount

Balance at June 1, 2012	30,067,741	$30,068	$669,932	$31,263	$89,374	$529,803	$1,350,440
Common Stock issued	1,260,000	1,260	3,148,740	-	-	-	3,150,000
Capital contribution made by major shareholder	-	-	3,047,680	-	-	-	3,047,680
Net income for the year	-	-	-	-	-	3,757,284	3,757,284
Statutory reserve for current year's profit	-	-	-	375,728	-	(375,728)	-
Foreign currency translation gain	-	-	-	-	209,066	-	209,066
Balance at May 31, 2013	31,327,741	31,328	6,866,352	406,991	298,440	3,911,359	11,514,470
Net income for the year	-	-	-	-	-	3,611,432	3,611,432
Statutory reserve for current year's profit	-	-	-	361,142	-	(361,142)	-
Foreign currency translation loss	-	-	-	-	(183,993)	-	(183,993)
Balance at May 31, 2014	31,327,741	$31,328	$6,866,352	$768,133	$114,447	$7,161,649	$14,941,909

Huayue Electronics Inc
Consolidated Statements of Cash Flows
(In US Dollars)

	For the Fiscal Years Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,611,432	$3,757,284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	647,257	230,908
Provision for doubtful accounts	781,796	224,035
Deferred tax benefit	(163,400)	-
Decrease (increase) in assets:
Accounts receivable	1,955,555	(4,541,691)
Other receivable	(1,623,460)	1,016,446
Advances to suppliers	(157,770)	1,988,689
Inventory	(1,061,517)	1,074,214
Investment in sales-type lease	(2,226,605)	-
Increase (decrease) in current liabilities:
Accounts payables and accrued expenses	2,616,432	(256,681)
Advances from customers	147,670	(443,845)
Taxes payable	1,002,341	1,699,894
Deferred revenue	240,848	(195,594)
Other payables	-	(611,346)
Net cash provided by operating activities	5,770,579	3,942,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on equipment purchase	(5,560,286)	-
Deposit made for equipment purchase	-	(7,542,932)
Net cash used in investing activities	(5,560,286)	(7,542,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash released from bank notes	978,809	-
Repayments of bank notes	(1,794,483)	158,881
Proceeds from bank loans	4,159,937	(3,972,037)
Repayments of bank loans	(4,078,370)	-
Net proceeds from related parties loans	603,599	1,337,408
Proceeds from stock issuance		3,150,000
Capital contribution by major shareholder	-	3,047,680
Net cash (used in) provided by financing activities	(130,508)	3,721,932

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(4,214)	9,012

NET INCREASE IN CASH	75,571	130,325

CASH - beginning of period	269,065	138,740

CASH - end of period	$344,636	$269,065

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income tax paid	$-	$-
Interest paid	$187,298	$252,105

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) is the new name for HXT Holdings, Inc., effective on November 2, 2011. Huayue Electronics, Inc. was incorporated under the laws of the State of Delaware on January 13, 2005.

On September 2, 2011, Huayue Electronics acquired all of the outstanding capital stock of China Metal Holding, Inc. (“China Metal”), a privately owned corporation formed in the State of Delaware , United States of America, by merging HXT Acquisition Corp., a newly formed Delaware corporation that was wholly owned by the Company, into China Metal. China Metal is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Changzhou Huayue Electronics Company, Limited (“Changzhou Huayue”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Changzhou Huayue is engaged in developing, manufacturing and selling high frequency induction lights and electrolytic capacitors. Changzhou Huayue’s offices and manufacturing facilities are located in China.

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements reflect the financial position, results of operations and cash flows of the Company and its subsidiary, Changzhou Huayue Electronic Co., Ltd., as of May 31, 2014 and 2013 and for the fiscal years then ended.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of May 31, 2014 and 2013, management assessed and recorded allowance for doubtful accounts of $909,591 and $268,201, respectively.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory consists of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of May 31, 2014 and 2013, management had identified no slow moving or obsolete inventory.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. As of May 31, 2014 and 2013, no impairment of long-lived assets is believed to exist.

Revenue recognition

The Company’s revenue is derived from the sale of products. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104, included in the Accounting Standards Codification ("ASC") as ASC 605, Revenue Recognition. Our determination to recognize revenue is based on the following:

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

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as advance from customers.

The Company currently does not offer customers a right of return. Therefore, uncertainty regarding customer acceptance does not exist and delivered elements are not subject to general or customer-specified return or refund privileges.

The Company commenced an “Energy Management Contract” program in the current fiscal year. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on an agreement regarding the anticipated energy bill savings. The lighting products will belong to the customer at the end of the term, which is one to five years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, Leases.  The present value of the aggregate lease payment receivable is recorded as sales type lease revenue. For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases. The Company amortizes unearned income, or deferred revenue, to interest income over the lease term on an internal rate of return method.  The interest income for the fiscal years ended May 31, 2014 and 2013 were $63,253 and $0, respectively.

Income taxes

The Company’s subsidiaries in China are subject to the income tax laws of the PRC.  No taxable income was generated outside the PRC for the fiscal years ended May 31, 2014 and 2013.  The Company accounts for income tax under the asset and liability method as stipulated by ASC 740, , which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of May 31, 2014 and 2013, no valuation allowance is considered necessary.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the fiscal years ended May 31, 2014 and 2013.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded VAT payable in the amount of $985,580 and $812,243 as of May 31, 2014 and 2013, respectively.

Fair value of financial instruments

The Financial Accounting Standards Board’s ASC Topic 820, “Fair Value Measurements”, defines fair value, establishes a three-level valuation hierarchy for fair value measurements and enhances disclosure requirements.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, restricted cash, accounts receivable, due from related parties, loans to third parties, advances to suppliers, accounts payable, due to related parties, customer deposits, accrued expenses, short term bank loans and bankers acceptance notes payable approximates their recorded values due to their short-term maturities. Receivables on sales-type leases are based on interest rates implicit in the lease and the carrying amounts reported is a reasonable estimate of their fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation

The functional currency of the U.S. parent company is USD. The functional currency of the Company’s Chinese subsidiary is RMB and its reporting currency is U.S dollars for the purpose of these financial statements.  The accounts of the Chinese subsidiary were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income and other comprehensive income. The company has recorded other comprehensive loss and gain of $183,993 and $209,066 for the twelve months ended May 31, 2014 and 2013, respectively, as a result of foreign currency translation.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective fiscal years:

	May 31,	May 31,
	2014	2013

Fiscal Year-End RMB Exchange Rate (RMB/USD$)	6.2490	6.1865
Average Yearly RMB Exchange Rate (RMB/USD$)	6.1299	6.2940

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net income or cash.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at May 31, 2014 and 2013 are as follows:

	May 31,
	2014	2013
Accounts Receivable	$6,662,699	$8,667,673
Less: Allowance for Doubtful Accounts	(909,591)	(268,201)
Accounts Receivable, Net	$5,753,108	$8,399,472

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials, net of valuation allowance. No allowance for inventory was made as of May 31, 2014 and 2013.

The components of inventories as of May 31, 2014 and 2013 were as follows:

	May 31,
	2014	2013

Raw materials	$1,581,409	$341,240
Packaging	-	61,339
Work-in-progress	-	224,783
Finished goods	390,800	312,966
Total Inventories	$1,972,209	$940,328

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of May 31, 2014 and 2013 were as follows:

	May 31,
	2014	2013
Machinery Equipment	$8,307,078	$2,881,586
Building	5,408,865	5,463,509
Electronic Equipment	642,658	649,150
Transportation Equipment	288,250	291,162
Subtotal	14,646,851	9,285,407
Less: Accumulated Depreciation	(1,905,855)	(1,283,774)
Total plant, property and equipment, net	$12,740,996	$8,001,633

The depreciation expense for the fiscal years ended May 31, 2014 and 2013 was $647,257 and $230,908, respectively.

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

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES (continued)

The related parties of the company are comprised as follows:

Name of entity or individual	Relationship with the Company

Changzhou Jinyue Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Changzhou Wujin Hengtong Metal Steel Wires Co. Ltd.	Entity controlled by Ms. Pan Yile’s family members
Changzhou Hanyu Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Chuangzhou Ruiyuan Steel Pipe Co. Ltd	Entity controlled by Mr. Pan Shudong’s Sister
Mr. Pan Shudong	Controlling Shareholder and CEO of the Company
Ms. Pan Yile	Mr. Pan Shudong’s Daughter and an Officer of the Company

(i) Due from Related Parties:

At May 31, 2014 and 2013, there were no amounts due from related parties.

 (ii) Due to Related Parties

Due to Related Parties at May 31, 2014 and 2013 consisted of the follows:

	May 31 2014	May 31 2013

Changzhou Wujin Hengtong Metal Steel Wires Co. Ltd.	$320,051	$-
Changzhou Ruiyuan Steel Pipe Co. Ltd	192,031	-
Changzhou Hanyu Electronic Co.,Ltd	80,013	-
Total due to related parties	$592,095	$-

Due to related parties were unsecured, had no written agreement, were due on demand with no maturity date, and bore no interest.

(ii) Sales to related parties

During the fiscal years ended May 31, 2014, the Company made no sales to related parties. During the fiscal year ended May 31, 2013, the Company sold products for a total of $108,756 to Changzhou Jinyue Electronic Co., Ltd.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHORT-TERM BANK LOANS

The Company’s short term bank loans consisted of the follows:

	May 31, 2014	May 31, 2013

Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on September 27, 2014, renewed on September 4, 2014 with annual interest rate of 6.3% and maturity date on August 26, 2015)	$848,136	$-
Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on July 21, 2014, renewed on July 17, 2014 with maturity date on April 15, 2015)	480,077	-
Loan from Changzhou Wujinyingfeng Agriculture Credit Union (1.86% monthly interest rate, due on September 21, 2014)	480,077
Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on October 30, 2014, renewed on September 9, 2014 with annual interest rate of 6.3% and maturity date on June 1, 2015)	480,077	-
Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on September 25, 2014, renewed on September 9, 2014 annual interest rate of 6.3% and maturity date on August 6, 2015)	352,056
Loan from China Merchant Bank (7.80% annual interest rate, due on June 18, 2014)	320,051	-
Loan from China Merchant Bank (7.68% annual interest rate, due on August 15, 2013)	-	1,131,496
Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on January 9, 2014)	-	969,854
Loan from Changzhou Wujinyinfeng Agriculture Credit Union (0% annual interest rate, due on June 28, 2013)	-	808,211
Total	$2,960,474	$2,909,561

The above loans are guaranteed by affiliate companies controlled by the CEO or his family members. The interest expenses related to the above loans for the fiscal years ended May 31, 2014 and 2013 were $187,298 and $258,392, respectively.

On June 6, 2014, the company obtained a new loan from Huaxia Bank in the amount of $320,051, or RMB 2,000,000, with 8.4% annual interest rate and the maturity date of June 6, 2015.

NOTE 8 – NOTES PAYABLE

	May 31,
	2014	2013

Notes payable issued by Huaxian Bank for six months, matured on October 23, 2013	$-	$1,616,423
Notes payable to China Industrial and Commercial Bank for six months, matured on October 25, 2013	-	161,642
Total notes payable	$-	$1,778.065

$0 and $969,854 was held in bank as restricted cash as of May 31, 2014 and 2013, respectively.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES PAYABLE

Taxes payable at May 31, 2014 and 2013 are as follows:

	As of May 31,
	2014	2013

Corporate Income Tax	$1,694,388	$973,163
Value-Added Tax	985,580	812,243
Other Tax & Fees	260,448	191,546
Total	$2,940,416	$1,976,952

NOTE 10 - INCOME TAXES

Changzhou Huayue Electronics Co., Ltd was registered in the PRC and was qualified as a high-tech company and is entitled to a preferential tax rate of 15% through November, 2014.

For the fiscal years ended May 31, 2014 and 2013, Changzhou Huayue Electronics Co., Ltd recorded income tax provisions of $637,312 and $849,473 respectively.

(i) The components of the income tax expense (benefit) are as follows:

	For the fiscal years ended May 31,
	2014	2013

Current	$800,712	$849,473
Deferred	(163,401)	-
Total Income tax expense (benefit)	$637,311	$849,473

 (ii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	May 31, 2014	May 31, 2013

Current assets and liabilities	$135,378	$39,159
Accounts receivable allowances	18,423	-
Advances to suppliers allowances	10,766	-
Deferred revenue	164,567	39,159
Total deferred tax assets - current

Long term assets and liabilities
Deferred revenue	24,673	-
Accumulated depreciation	9,813	-
Total deferred tax assets - Non current	34,486	-
Valuation allowances	-	-
Total deferred tax assets, net	$199,053	$39,159

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

(iii) The following table is a reconciliation of the statutory tax rate to the effective tax rate for the fiscal years ended May 31, 2014 and 2013:

	For the fiscal years ended May 31,
	2014	2013

U.S. federal statutory rate	34.0%	34.0%
Foreign tax rate differencial	(19.0%)	(19.0%)
Other	-	3.4%
Effective income tax rate	15%	18.4%

Note 11 – CONCENTRATIONS

For the fiscal year ended May 31, 2014, no single customer accounted for over 10% of the total sales. For the fiscal year ended May 31, 2013, three major customers accounted for approximately 22%, 16% and 11% of the total sales, respectively.

For the fiscal year ended May 31, 2014, two major suppliers accounted for approximately 16% and 16% of the Company’s total purchases, respectively. For the fiscal year ended May 31, 2013, one major supplier accounted for approximately 10% of the Company’s total purchases.

NOTE 12 - CONTINGENCIES

Guarantee

On March 13, 2013, the Company signed an agreement with China Industry and Commerce Bank under which the Company guaranteed borrowing by Changzhou Hanyu Electronics Inc, a non-related third party, for bank credit (including loans, notes payable, letter of credit and other credit forms) up to RMB 5.1 million, approximately $823,000 . The guarantee is effective from March 16, 2013 to March 15, 2015.

Shares to be issued

On March 12, 2013 the Company entered into a written agreement with Buckman, Buckman & Reid, Inc. (“BB&R”). The agreement provides that for a one year term BB&R will serve as exclusive consultant to the Company in connection with corporate structure, public market strategies and fundraising activities. In partial compensation for the services of BB&R, the Company committed to sell to BB&R for nominal consideration common stock equal to five percent of the outstanding shares of Company common stock on a fully-diluted basis. The sale has been completed through transfer of shares from Ms. Li Xinmei, a Director of the Company, to BB&R subsequent to May 31, 2014.

NOTE 13 - STOCKHOLDERS’ EQUITY

Stock issuance

On November 21, 2012, the Company’s Board of Directors approved and authorized the sale of 1,260,000 shares at $2.50 per share to Ms. Li Xinmei, a major shareholder of the Company. The Company received total proceeds of $3,150,000 from Ms. Li.

Additional paid in capital

During the fiscal year ended May 31, 2014, there is no change to additional paid in capital. In the fiscal year ended May 31, 2013, Ms. Li Xinmei contributed $3,047,681 to the Company.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS’ EQUITY (Continued)

Statutory Reserve

Subsidiaries incorporated in China are required to make appropriations to reserve funds, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (“PRC GAAP”). Effective January 1, 2006, the Company is required to contribute to one statutory reserve fund at 10% of net income after tax per annum, and any contributions are not to exceed 50% of the respective companies’ registered capital.

For the fiscal years ended May 31, 2014 and 2013, the Company appropriated $361,142 and 375,728 to the statutory reserve, respectively.

Shares to be Issued

On March 12, 2013 the Company entered into a letter agreement with Buckman, Buckman & Reid, Inc. (“BB&R”). The agreement provides that for a one year term BB&R will serve as exclusive consultant to the Company in connection with corporate structure, public market strategies and fundraising activities. In partial compensation for the services of BB&R, the Company committed to sell to BB&R for nominal consideration common stock equal to five percent of the outstanding shares of Company common stock on a fully-diluted basis. The sale has been completed through transfer of shares from Ms. Li Xinmei to BB&R subsequent to May 31, 2014.

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 15, 2014, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of May 31, 2014 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of May 31, 2014.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our accounting personnel lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of May 31, 2014.

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

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of May 31, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of May 31, 2014.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Positions with the Company

Shudong Pan	49	Chairman of the Board of Directors and Chief Executive Officer
Li Xinmei	50	Director
Zhiqiang Zhou	39	Chief Technical Officer
Han Zhou	38	Chief Financial Officer
Wenjun Li	57	Chief Marketing Officer
Yile Pan	25	Vice President of International Affairs

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended May 31, 2014.

ITEM 11.            EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Changzhou Huayue to Shudong Pan, the Company’s Chief Executive Officer, for services rendered in all capacities to the Company during the years ended May 31, 2014, 2013 and 2012.  There were no other executive officers whose total salary and bonus for the fiscal year ended May 31, 2014 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Shudong Pan	2014	2,777	--	--	--	--
	2013	2,777	--	--	--	--
	2012	2,777	--	--	--	--

Employment Agreements

In connection with the Company’s acquisition of Changzhou Huayue in September 2011, the Company entered into an Entrusted Management Agreement with Pan Shudong and Li Xinmei, who were the two principal managers of Changzhou Huayue.  The Entrusted Management Agreement provides that Mr. Pan and Ms. Li (the “Managers”) will serve as members of the Company’s Board of Directors for a three year term.  They also undertake responsibility for day-to-day management of the Company and its subsidiaries, although they may engage other officers and agent to assist them.  In compensation for their services, the Company issued to them 20,201,500 shares of restricted common stock.  The shares may not be transferred for three years, and then no more than 4,040,300 may be transferred in any year.  In addition, if the Company’s annual return on equity for the period from September 2, 2011 to September 1, 2014 is less than five percent, the shares will be cancelled.

Compensation of Directors

Shudong Pan and Li Xinmei are the only members of our board of directors.  They receive no compensation for service on the board, other than the compensation that they receive for service as officers of the Company.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended May 31, 2014 and those options held by him on May 31, 2014.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%

Shudong Pan	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended May 31, 2014 and held by him unvested at May 31, 2014.

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

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class

Pan Shudong(2)	13,079,370	41.8%
Li Xinmei(2)	13,079,370	41.8%
All officers and directors As a group (6 persons)	13,082,370	41.8%
Huakang Zhou(3)	4,057,930	13.0%

(1)	Except as otherwise noted, all shares are owned of record and beneficially.

(2)
Pan Shudong and Li Xinmei are married to each other.  Accordingly, each is a beneficial owner of shares owned of record by the other.  Their record ownership is:  Pan Shudong - 10,809,000; Li Xinmei -2,270,370. The shares owned by Pan Shudong and Li Xinmei are restricted by the terms of the Entrusted Management Agreement dated September 2, 2011.  In the event that the Company’s annual return on equity for the three years ended September 2, 2014 is less than five percent, the shares will be cancelled.

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

 As a result of these recurrent transactions, Changzhou Huayue has throughout its history had amounts due to these related parties and due from these related parties.  As of May 31, 2012 it owed $194,312 to two entities that are related parties, and was owed $1,390,074 by five entities and three persons who are related parties.  All of those obligations were satisfied during the year ended May 31, 2013. During fiscal year 2014, the Company had related party obligations of $592,095 owing to the entities owned by the CEO’s family members at May 31, 2014.

Except as noted above, none of the officers or directors of Huayue Electronics has engaged in any transaction with Huayue Electronics or its subsidiaries during the past two fiscal years or the current fiscal year that had a transaction value in excess of the lesser of $120,000 or one percent of the average of the Company’s total assets as of May 31, 2014.

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE Amex.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

KCCW Accountancy Corporation was engaged to serve as the Company’s independent registered public accountant in August 2014.  Previously, Friedman LLP served as the Company’s independent registered public accountant.

Audit Fees

KCCW Accountancy Corporation billed $40,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended May 31, 2014.  Friedman, LLP billed $50,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended May 31, 2013.

Audit-Related Fees

KCCW Accountancy Corporation billed $5,000 for assurance and related services that are reasonably related to the performance of the fiscal 2014 audit or review of the quarterly financial statements. Friedman, LLP billed $5,000 to the Company during fiscal 2013 for assurance and related services that are reasonably related to the performance of the fiscal 2013 audit or review of the quarterly financial statements.

Tax Fees

KCCW Accountancy Corporation billed $0 to the Company during fiscal 2014 for professional services rendered for tax compliance, tax advice and tax planning.  Friedman, LLP billed $0 to the Company during fiscal 2013 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

KCCW Accountancy Corporation billed $0 to the Company in fiscal 2014 for services not described above.  Friedman, LLP billed $0 to the Company in fiscal 2013 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by KCCW Accountancy Corporation , Friedman, LLP or by GZTY CPA Group, LLC.

Subcontracted Services

The hours expended on KCCW Accountancy Corporation’s engagement to audit the Company’s financial statements for the year ended May 31, 2014 that were attributed to work performed by persons other than full-time permanent employees of KCCW Accountancy Corporation  was not greater than 50% of the total hours expended.

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

HUAYUE ELECTRONICS, INC.

Date: September 15, 2014	By: /s/ Shudong Pan
Shudong Pan, Chief Executive Officer

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shudong Pan	September 15, 2014
Shudong Pan
Director, Chief Executive Officer

/s/ Han Zhou	September 15, 2014
Han Zhou
Chief Financial and Accounting Officer

/s/ Li Xinmei	September 15, 2014
Li Xinmei, Director