Form 10-K/A
period 2014-05-31
Huayue Electronics, Inc.
filed 2015-01-07
CIK 1315756

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

Documents incorporated by reference: NO

EXPLANATORY NOTE

The financial statements for the year ended May 31,2014 have been restated, and this Annual Report on Form 10-K is being amended, to correct an error in the previously reported items: inventory, deferred tax assets, statutory reserves, net income, accumulated other comprehensive income, and basic and diluted earnings per common share.

Subsequent to the filing of the Annual Report on Form 10-K, the Company re-visited the accounting treatment for inventory valuation, and determined that its estimates of inventory value had been incorrect, as we had disregarded the fact that the certain sales transactions occurred through the date the financial statements were issued in which  the sales price of certain products was substantially lower than their cost, indicating that the book value of all similar inventory should be reduced. In accordance with ASC 855, “Subsequent Events”, management reassessed and recorded a loss of $1,553,366 on reduction of inventory to the lower of cost or market for the fiscal year ended May 31, 2014.

The restatement is being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, to provide a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings in the statement of financial position as of the beginning of each period presented.

The effects of the adjustments on the Company’s previously issued financial statements for the year ended May 31, 2014 are summarized as follows:

Selected Consolidated Balance Sheet information as of May 31, 2014

	Previously Reported	Impact of Restatement	Restated
	$	$	$
Assets
Inventory, net	1,972,209	(1,523,760)	448,449

Deferred tax assets	164,567	228,564	393,131
Total current assets	11,185,727	(1,296,196)	9,890,531
Total Assets	25,145,209	(1,295,196)	23,850,013

Stockholders’ Equity
Statutory reserves	768,133	(132,036)	636,097
Accumulated other comprehensive income	114,447	25,165	139,612
Retained earnings	7,161,649	(1,188,325)	5,973,324

Total Stockholders’ Equity	14,941,909	(1,295,196)	13,646,713

Total Liabilities and Stockholders’ Equity	25,145,209	(1,295,196)	23,850,013

Selected Consolidated Statement of Income and Comprehensive Income for the year ended May 31, 2014

	Previously Reported	Impact of Restatement	Restated
	$	$	$
Loss on reduction of inventory to lower of cost or market	-	1,553,366	1,553,366
Gross profit	5,670,815	(1,553,366)	4,117,449
Income from operations	4,111,916	(1,553,366)	2,558,550
Income tax provision (benefit) - deferred	(163,401)	(233,004)	(396,405)
Total income tax provision	637,311	(233,004)	404,307
Net income	3,611,432	(1,320,361)	2,291,071
Foreign currency translation gain (loss)	(183,993)	25,165	(158,828)
Comprehensive income	3,427,439	(1,295,296)	2,132,243
Basic and diluted earnings (loss) per common share	0.12	(0.05)	0.07

Selected Consolidated Statements of Cash Flows information for the year ended May 31, 2014

	Previously Reported	Impact of Restatement	Restated

Net Income	3,611,432	(1,320,361)	2,291,071
Inventory valuation allowance	-	1,553,366	1,553,366
Deferred tax benefit	(163,400)	(233,005)	(396,405)

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

ITEM 6.              SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

The following data is derived from the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended May 31, 2014 and 2013:

	For the Years Ended May 31			Percentage
	2014	2013	Change	Change
Net sales	$12,239,726	$14,326,370	(2,086,644)	-15%
Cost of goods sold	6,568,911	8,785,610	(2,216,699)	-25%
Loss on reduction of inventory to LCM	1,553,366	--	1,553,366	100%
Gross profit	4,117,449	5,540,760	(1,423,311)	-26%
Gross Profit Margin %	34%	39%	-5%
Selling expenses	58,037	36,660	21,377	58%
General and administrative expenses	1,500,862	717,292	783,570	109%
Income from operations	2,558,550	4,786,808	(2,228,258)	-47%

Interest income (expense)	(112,951)	(263,670)	150,719	-57%
Other income (expenses)	249,779	83,619	166,160	199%
Income before income taxes	2,695,378	4,606,757	(1,911,379)	-41%
Income taxes	(404,307)	(849,473)	445,166	-52%
Net income	$2,291,071	$3,757,284	(1,466,213)	-39%
Basic and diluted earnings per common share	$0.07	$0.12	(0.05)	-42%

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

Gross Profit

The profitability of our sales decreased  in fiscal 2014, during which we achieved a gross margin of 34% compared to 39% gross margin recorded in fiscal 2013.  The primary reason for the decrease was that in fiscal 2014, because the sales price of certain induction lighting products was substantially lower than their cost, we recorded a loss of $1.55 million on reduction of inventory to the lower of cost or market, which, in turn, decreased the profit margin for lighting sales. . The impact of that write-down was partially ameliorated, however, by the  relatively high gross margin, up to 82% on some contracts, that we achieved from our new EMC program, as customers are willing to pay higher prices for lighting when assured that the cost will be offset by energy savings.  Since 19% of total revenue was attributable to EMC sales during the fiscal year 2014, the high profitability of EMC sales partially balanced the adverse effect of the inventory write-down.

Gross profit for the year ended May 31, 2014 is $4.12 million, comparing to $5.54 million recorded in fiscal year 2013.

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

Net Income

As a result of the loss on reduction of inventory to the lower of cost or market and the significant increase of G&A expenses, our income from operations decreased from $4,786,808 in the fiscal year ended May 31, 2013 to $2,558,550 in the fiscal year ended May 31, 2014.

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

Although the corporate income tax rate in China is 25%, through November 2014 our Chinese subsidiary will be the beneficiary of a 15% tax rate afforded to high-tech companies in their growth stage.  For that reason, our income tax burden for the fiscal year ended May 31, 2014 was $404,307, resulting in net income of $2,291,071 ($.07 per share), compared to net income of $3,757,284 ($.12 per share) recorded in fiscal 2013.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business.  Due to the deprecation of U.S. Dollars against RMB, an “other comprehensive loss” of $158,828 was recorded during fiscal 2014 compared to an “other comprehensive income” of $209,066 during fiscal 2013.

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

During fiscal 2014, cash provided from operating activities was $5,770,579 compared to cash used in operating activities of $3,942,313 for the fiscal 2013. Cash flow increased despite the reduction in net income due primarily to a $2.6 million increase in our accounts payable and accrued expenses, a $1.0 million increase in our taxes payable, and the fact that our net income in the recent period was reduced by a non-cash provision for doubtful accounts totaling $781,796, and the inventory valuation allowance of $1,553,366.

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

•
The determination, noted in Note 4 to our Financial Statements, that the allowance of $1,523,760 for impairment of inventory value was warranted at May 31, 2014. The determination was based on the prices realized in contemporaneous sales, our review of the turnover in inventory, and the likelihood of realization of the value of the inventory

Impact of Accounting Pronouncements

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

/s/ KCCW Accountancy Corp.

Diamond Bar, California

September 15, 2014 (January 7, 2015 as to the effects of the restatement discussed in Note 1A)

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

/s/ Friedman LLP

Friedman LLP
New York, NY

August 28, 2013

Huayue Electronics Inc
Consolidated Balance Sheets
(In US Dollars)

	May 31,	May 31,
	2014	2013
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$344,636	$269,065
Restricted cash	-	969,854
Accounts receivable, net	5,753,108	8,399,472
Other receivables	1,662,856	71,047
Inventory, net	448,449	940,328
Advances to suppliers	288,183	258,832
Investment in sales-type lease-current	1,000,168	-
Deferred tax assets	393,131	39,159
Total current assets	9,890,531	10,947,757

PROPERTY AND EQUIPMENT, net	12,740,996	8,001,633

OTHER ASSETS
Investment in sales-type lease-non current	1,184,000	-
Deferred tax assets	34,486	-
Total other assets	1,218,486	-

TOTAL ASSETS	$23,850,013	$18,949,390

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term bank loans	$2,960,474	$2,909,561
Notes payable	-	1,778,065
Accounts payable and accrued expenses	3,062,789	501,238
Taxes payable	2,940,416	1,976,952
Advances from customers	411,268	269,104
Deferred revenue-current	71,771	-
Due to related parties	592,095	-
Total current liabilities	10,038,813	7,434,920

LONG TERM LIABILITIES-DEFERRED REVENUE	164,487	-

TOTAL LIABILITIES	10,203,300	7,434,920

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par value; 60,000,000 shares authorized; 31,327,741 shares issued and outstanding	31,328	31,328

Additional paid in capital	6,866,352	6,866,352
Statutory Reserves	636,097	406,991
Accumulated other comprehensive income	139,612	298,440
Retained earnings	5,973,324	3,911,359
Total stockholders' equity	13,646,713	11,514,470

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,850,013	$18,949,390

Huayue Electronics Inc
Consolidated Statements of Income and Comprehensive Income
(In US Dollars)

	For the Fiscal Years Ended May 31,
	2014	2013
	(Restated)

Net sales	$12,239,726	$14,326,370
Cost of goods sold	6,568,911	8,785,610
Loss on reduction of inventory to Lower of Cost or Market	1,553,366	-
Gross profit	4,117,449	5,540,760

Selling expenses	58,037	36,660
General and administrative expenses	1,500,862	717,292
Total expenses	1,558,899	753,952

Income from operations	2,558,550	4,786,808

Non-operating income (expenses):
Interest income	(112,951)	(263,670)
Other expense	249,779	83,619

Total non-operating income (expenses)	136,828	(180,051)

Income before income taxes	2,695,378	4,606,757

Income tax provision (benefit)
Current	800,712	849,473
Deferred	(396,405)	-
Total income tax provision	404,307	849,473

Net income	2,291,071	3,757,284

Other comprehensive income (loss) item
Foreign currency translation gain (loss)	(158,828)	209,066

Comprehensive Income	$2,132,243	$3,966,350

Basic and diluted earnings per common share	$0.07	$0.12

Weighted average number of common shares	31,327,741	30,727,083

Huayue Electronics Inc
Consolidated Statements of Stockholders' Equity
(In US Dollars)

	Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained
	Shares	Amount	capital	Reseves	income	earnings	Total
				(Restated)	(Restated)	(Restated)	(Restated)
Balance at June 1, 2012	30,067,741	$30,068	$669,932	$31,263	$89,374	$529,803	$1,350,440

Common Stock issued	1,260,000	1,260	3,148,740	-	-	-	3,150,000

Capital contribution made by major shareholder	-	-	3,047,680	-	-	-	3,047,680

Net income for the year	-	-	-	-	-	3,757,284	3,757,284

Statutory reserve for current year's profit	-	-	-	375,728	-	(375,728)	-

Foreign currency translation gain	-	-	-	-	209,066	-	209,066

Balance at May 31, 2013	31,327,741	31,328	6,866,352	406,991	298,440	3,911,359	11,514,470

Net income for the year (Restated)	-	-	-	-	-	2,291,071	2,291,071

Statutory reserve for current year's profit (Restated)	-	-	-	229,106	-	(229,106)	-

Foreign currency translation loss (Restated)	-	-	-	-	(158,828)	-	(158,828)

Balance at May 31, 2014 (Restated)	31,327,741	$31,328	$6,866,352	$636,097	$139,612	$5,973,324	$13,646,713

Huayue Electronics Inc
Consolidated Statements of Cash Flows
(In US Dollars)

	For the Fiscal Years Ended May 31,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,291,071	$3,757,284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	647,257	230,908
Provision for doubtful accounts	781,796	224,035
Inventory valuation allowance	1,553,366	-
Deferred tax benefit	(396,405)	-
Decrease (increase) in assets:
Accounts receivable	1,955,555	(4,541,691)
Other receivable	(1,623,460)	1,016,446
Advances to suppliers	(157,770)	1,988,689
Inventory	(1,061,517)	1,074,214
Investment in sales-type lease	(2,226,605)	-
Increase (decrease) in current liabilities:
Accounts payables and accrued expenses	2,616,432	(256,681)
Advances from customers	147,670	(443,845)
Taxes payable	1,002,341	1,699,894
Deferred revenue	240,848	(195,594)
Other payables	-	(611,346)
Net cash provided by operating activities	5,770,579	3,942,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on equipment purchase	(5,560,286)	-
Deposit made for equipment purchase	-	(7,542,932)
Net cash used in investing activities	(5,560,286)	(7,542,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash released from bank notes	978,809	-
Repayments of bank notes	(1,794,483)	158,881
Proceeds from bank loans	4,159,937	(3,972,037)
Repayments of bank loans	(4,078,370)	-
Net proceeds from related parties loans	603,599	1,337,408
Proceeds from stock issuance		3,150,000
Capital contribution by major shareholder	-	3,047,680
Net cash (used in) provided by financing activities	(130,508)	3,721,932

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(4,214)	9,012

NET INCREASE IN CASH	75,571	130,325

CASH - beginning of period	269,065	138,740

CASH - end of period	$344,636	$269,065

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income tax paid	$-	$-
Interest paid	$187,298	$252,105

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

NOTE 1A – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing of the Annual Report on Form 10-K on September 15, 2014, the Company reviewed its measurement for inventory valuation, and determined that the estimate for the inventory valuation had been understated.  Certain sales transactions occurred through the date the financial statements were issued in which the sales price of certain products was substantially lower than its cost, indicating that the book value of all similar inventory should be reduced. In accordance to ASC 855, “Subsequent Event”, management reassessed and recorded a loss of $1,553,366 on reduction of inventory to the lower of cost or market for the fiscal year ended May 31, 2014.

The financial statements for the year ended May 31,2014 have been restated, and this Annual Report on Form 10-K is being amended, to correct an error in the previously reported items: inventory, deferred tax assets, statutory reserves, net income, accumulated other comprehensive income, and basic and diluted earnings per common share.

The effects of the adjustments on the Company’s previously issued financial statements for the year ended May 31, 2014 are summarized as follows:

Selected Consolidated Balance Sheet information as of May 31, 2014

	Previously Reported	Impact of Restatement	Restated
	$	$	$
Assets
Inventory, net	1,972,209	(1,523,760)	448,449

Deferred tax assets	164,567	228,564	393,131
Total current assets	11,185,727	(1,296,196)	9,890,531
Total assets	25,145,209	(1,295,196)	23,850,013

Stockholders’ equity
Statutory reserves	768,133	(132,036)	636,097
Accumulated other comprehensive income	114,447	25,165	139,612
Retained earnings	7,161,649	(1,188,325)	5,973,324

Total Stockholders’ equity	14,941,909	(1,295,196)	13,646,713

Total liabilities and stockholders’ equity	25,145,209	(1,295,196)	23,850,013

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Consolidated Statement of Income and Comprehensive Income for the year ended May 31, 2014

	Previously Reported	Impact of Restatement	Restated
	$	$	$
Loss on reduction of inventory to lower of cost to market	-	1,553,366	1,553,366
Gross profit	5,670,815	(1,553,366)	4,117,449
Income from operations	4,111,916	(1,553,366)	2,558,550
Income tax provision (benefit) - deferred	(163,401)	(233,004)	(396,405)
Total income tax provision	637,311	(233,004)	404,307
Net income	3,611,432	(1,320,361)	2,291,071
Foreign currency translation gain (loss)	(183,993)	25,165	(158,828)
Comprehensive income	3,427,439	(1,295,196)	2,132,243
Basic and diluted earnings per common share	0.12	(0.05)	0.07

Selected Consolidation Statements of Cash Flows information for the year ended May 31, 2014

	Previously Reported	Impact of Restatement	Restated

Net income	3,611,432	(1,320,361)	2,291,071
Inventory valuation allowance	-	1,553,366	1,553,366
Deferred tax benefit	(163,400)	(233,005)	(396,405)

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

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory consists of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. Due to the fact that certain sales transactions occurred through the date the financial statements were issued indicated that the sales price of certain products was substantially lower than their cost, management reassessed and recorded a loss of $1,553,366 on reduction of inventory to the lower of cost or market for the fiscal year ended May 31, 2014. As of May 31, 2013, management had identified no slow moving or obsolete inventory.

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

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation

The functional currency of the U.S. parent company is USD. The functional currency of the Company’s Chinese subsidiary is RMB and its reporting currency is U.S dollars for the purpose of these financial statements.  The accounts of the Chinese subsidiary were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income and other comprehensive income. The company has recorded other comprehensive loss and gain of $158,828 and $209,066 for the twelve months ended May 31, 2014 and 2013, respectively, as a result of foreign currency translation.

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

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials, net of valuation allowance. An allowance of $1,523,760 and $0 for inventory was made as of May 31, 2014 and 2013.

 The components of inventories as of May 31, 2014 and 2013 were as follows:

	May 31,
	2014	2013
Raw materials	$1,581,409	$341,240
Packaging	-	61,339
Work-in-progress	-	224,783
Finished goods	390,800	312,966
Allowance for inventory	(1,523,760)	-
Total Inventories	$448,449	$940,328

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of May 31, 2014 and 2013 were as follows:

	May 31,
	2014	2013
Machinery Equipment	$8,307,078	$2,881,586
Building	5,408,865	5,463,509
Electronic Equipment	642,658	649,150
Transportation Equipment	288,250	291,162
Subtotal	14,646,851	9,285,407
Less: Accumulated Depreciation	(1,905,855)	(1,283,774)
Total plant, property and equipment, net	$12,740,996	$8,001,633

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

For the fiscal years ended May 31, 2014 and 2013, Changzhou Huayue Electronics Co., Ltd recorded income tax provisions of $404,307 and $849,473 respectively.

(i) The components of the income tax expense (benefit) are as follows:

	For the fiscal years ended May 31,
	2014	2013

Current	$800,712	$849,473
Deferred	(396,405)	-
Total Income tax expense (benefit)	$404,307	$849,473

 (ii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	May 31,	May 31,
	2014	2013
Current assets and liabilities
Accounts receivable allowances	$135,378	$39,159
Advance to suppliers allowances	18,423
Inventory reserve	228,564
Deferred revenue	10,766
Total deferred tax assets-current	393,131	39,159

Long term assets and liabilities
Deferred revenue	24,673	-
Accumulated depreciation	9,813	-
Total deferred tax assets-non current	34,486	-
Valuation allowances	-	-
Total deferred tax assets, net	$427,617	$39,159

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

(iii) The following table is a reconciliation of the statutory tax rate to the effective tax rate for the fiscal years ended May 31, 2014 and 2013:

	For the fiscal years ended May 31,
	2014	2013

U.S. federal statutory rate	34.0%	34.0%
Foreign tax rate differential	(19.0%)	(19.0%)
Other	-	3.4%
Effective income tax rate	15%	18.4%

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

For the fiscal years ended May 31, 2014 and 2013, the Company appropriated $229,106 and 375,728 to the statutory reserve, respectively.

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

(a)           Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of May 31, 2014.  Based on that evaluation, as well as the subsequent restatement of our financial statements as of May 31, 2014, as described in Note 1A to the Consolidated Financial Statements, our management determined that there are material weaknesses in our disclosure controls, specifically:

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

The necessity to restate our financial statements as of May 31, 2014, as described in Note 1A to our Consolidated Financial Statements, was evidence of the impact of these material weaknesses on our financial reporting. Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  As a result, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of May 31, 2014.

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

HUAYUE ELECTRONICS, INC.

Date: January 7, 2015	By: /s/ Shudong Pan
Shudong Pan, Chief Executive Officer

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shudong Pan	January 7, 2015
Shudong Pan
Director, Chief Executive Officer

/s/ Han Zhou	January 7, 2015
Han Zhou
Chief Financial and Accounting Officer

/s/ Li Xinmei	January 7, 2015
Li Xinmei, Director