Form 10-Q
period 2014-08-31
Huayue Electronics, Inc.
filed 2015-01-14
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

January 14, 2015
Common Voting Stock: 31,327,741

HUAYUE ELECTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 31, 2014

Huayue Electronics Inc
Consolidated Balance Sheets
(In US Dollars)
	August 31,	May 31,
	2014	2014
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$318,143	$344,636
Restricted cash	162,787	-
Accounts receivable, net	4,543,061	5,753,108
Other receivables	2,434,016	1,662,856
Inventory, net	195,304	448,449
Advances to suppliers	60,184	288,183
Investment in sales-type lease-current	1,478,853	1,000,168
Deferred tax assets	419,398	393,131
Total current assets	9,611,746	9,890,531

PROPERTY AND EQUIPMENT, net	12,674,875	12,740,996

OTHER ASSETS
Investment in sales-type lease-non current	2,290,859	1,184,000
Deferred tax assets	75,457	34,486
Total other assets	2,366,316	1,218,486

TOTAL ASSETS	$24,652,937	$23,850,013

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$3,011,558	$2,960,474
Notes payable	162,787	-
Accounts payable and accrued expenses	2,708,221	3,062,789
Taxes payable	3,454,310	2,940,416
Advances from customers	723,600	411,268
Deferred revenue-current	143,628	71,771
Due to related parties	284,877	592,095
Total current liabilities	10,488,981	10,038,813

LONG TERM LIABILITIES-DEFERRED REVENUE	410,117	164,487

TOTAL LIABILITIES	10,899,098	10,203,300

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 60,000,000 shares authorized; 31,327,741 shares issued and outstanding	31,328	31,328
Additional paid in capital	6,866,352	6,866,352
Statutory reserves	636,097	636,097
Accumulated other comprehensive income	374,024	139,612
Retained earnings	5,846,038	5,973,324
Total stockholders' equity	13,753,839	13,646,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,652,937	$23,850,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Huayue Electronics Inc
Consolidated Statements of Income and Comprehensive Income
(In US Dollars)
(Unaudited)

	For the Three Months Ended August 31,
	2014	2013

Net sales	$3,519,692	$3,488,461
Cost of goods sold	1,942,464	2,418,584
Gross profit	1,577,228	1,069,877

Selling expenses	12,177	6,854
General and administrative expenses	1,711,075	620,264
Total expenses	1,723,252	627,118

Income (loss) from operations	(146,024)	442,759

Non-operating income (expenses):
Interest expense, net	(5,338)	(65,826)
Other income	1,614	1,658

Total non-operating (expenses)	(3,724)	(64,168)

Income (loss) before income taxes	(149,748)	378,591

Income tax provision (benefit)
Current	36,900	109,464
Deferred	(59,362)	(105,225)
Total income tax provision	(22,462)	4,239

Net income (loss)	(127,286)	374,352

Other comprehensive income
Foreign currency translation gain	234,412	38,370

Comprehensive income	$107,126	$412,722

Basic and diluted earnings per common share	$0.00	$0.01

Weighted average number of common shares	31,327,741	31,327,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Huayue Electronics Inc
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)
	For the Three Months Ended August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(127,286)	$374,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	283,594	145,736
Provision for doubtful accounts	1,574,824	272,489
Inventory valuation allowance	-	31,084
Deferred tax (benefit)	(59,859)	(105,223)
Decrease (increase) in assets:
Accounts receivable	(152,258)	(721,700)
Notes receivable	-	(64,756)
Other receivable	(742,466)	(44)
Advances to suppliers	119,726	(891,897)
Inventory	260,883	27,855
Investment in sales-type lease	(1,547,856)	-
Increase (decrease) in liabilities:
Accounts payables and accrued expenses	(407,417)	402,416
Advances from customers	305,235	223,024
Taxes payable	463,156	618,667
Deferred revenue	313,410	-
Net cash provided by operating activities	283,686	312,003

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(162,787)	-
Repayments of bank notes	-	(971,345)
Proceeds from (repayment of) related parties loans	(317,434)	553,673
Proceeds from notes payable	162,787	-
Net cash used in financing activities	(317,434)	(417,672)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	7,255	693

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,493)	(104,976)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	344,636	269,065

CASH AND CASH EQUIVALENTS, END OF PERIOD	$318,143	$164,089

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income tax paid	$-	$-
Interest paid	$45,287	$51,852

The accompanying notes are an integral part of these unaudited consolidated financial statements

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended August 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in our Form 10-K/A for the fiscal year ended May 31, 2014, filed with the SEC on December 28, 2014.

NOTE 1A – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing of its Annual Report on Form 10-K for the year ended May 31, 2014, the Company reviewed its measurement for inventory valuation, and determined that the estimate for the inventory valuation had been understated.  Certain sales transactions occurred through the date the financial statements were issued in which the sales price of certain products was substantially lower than its cost, indicating that the book value of all similar inventory should be reduced. In accordance with ASC 855, “Subsequent Event”, management reassessed and recorded a loss of $1,553,366 on reduction of inventory to the lower of cost or market for the fiscal year ended May 31, 2014.

The effects of the adjustments on the Company’s previously issued balance sheet as of May 31, 2014 is summarized as follows:

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
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited consolidated financial statements include the financial statements of the Company's subsidiaries, China Metal Holding, Inc. and Changzhou Huayue Electronics Company, Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Inventory

Inventory is composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of August 31, 2014 and May 31, 2014, the Company reserved allowances for inventory valuation of $34,501 and $1,523,760, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. As of August 31, 2014 and May 31, 2014, no impairment of long-lived assets is believed to exist.

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

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue recognition

The Company’s revenue is derived from the sale of products. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104, included in the Accounting Standards Codification ("ASC") as ASC 605, Revenue Recognition. Our determination to recognize revenue is based on the following:


Persuasive evidence that an arrangement (sales contract) exists between a willing customer and us that outlines the terms of the sale (including customer information, product specification, quantity of goods, purchase price and payment terms).

	Delivery is considered to have occurred when the risks, rewards and ownership of the products are transferred from us to our customers.

	Our price to the customer is fixed and determinable as specifically outlined in the sales contract.


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

The Company commenced an “Energy management contract” program in fiscal year 2014. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on an agreement regarding the anticipated energy bill savings. The lighting products will belong to the customer at the end of the term, which is one to five years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, Leases.  The present value of the aggregate lease payment receivable is recorded as sales type lease revenue. For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases. The Company amortizes unearned income, or deferred revenue, to interest income over the lease term on an internal rate of return method.  The interest income for the quarters ended August 31, 2014 and 2013 were $39,926 and $0, respectively.

Income taxes

The Company’s subsidiaries in China are subject to the income tax laws of the PRC. No taxable income was generated outside the PRC during the quarters ended August 31, 2014 and 2013. The Company accounts for income tax under the asset and liability method as stipulated by “ASC” 740, , which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of August 31, 2014 and May 31, 2014, no valuation allowance is considered necessary.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended August 31, 2014 and 2013.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company recorded $1,448,943 and $985,580 VAT payable in the financial statements as of August 31, 2014 and May 31, 2014, respectively.

Foreign currency translation

The functional currency of the U.S. parent company is USD. The functional currency of the Company’s Chinese subsidiary is RMB and its reporting currency is U.S dollars for the purpose of these financial statements. The accounts of the Chinese subsidiary were translated into USD in accordance with “ASC” Topic 830 “Foreign Currency Matters.” According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income and other comprehensive income. The company has recorded other comprehensive gain of $246,243 and $38,370 for the three months ended August 31, 2014 and 2013, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the reporting periods:

	August 31,	August 31,
	2014	2013
Period End RMB Exchange Rate (RMB/USD$)	6.1430	6.1663
Average Period RMB Exchange Rate (RMB/USD$)	6.1945	6.1770

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with banks within the People’s Republic of China in which no deposits are covered by insurance. The Company has not experienced any losses in such accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their markets. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances as of August 31, 2014 and May 31, 2014 are as follows:

	August 31,	May 31,
	2014	2014
Accounts receivable	$6,929,925	$6,662,699
Less: Allowance for doubtful accounts	(2,386,864)	(909,591)
Accounts receivable, net	$4,543,061	$5,753,108

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – INVENTORY, NET

Inventory consists of finished goods, packaging, work-in-process and raw materials, net of valuation allowance. An allowance of $34,501 and $1,523,760 for inventory was made as of August 31, 2014 and May 31, 2014, respectively.

The components of inventories as of August 31, 2014 and May 31, 2014 were as follows:

	August 31,	May 31,
	2014	2014
		(Restated)
Raw materials	$183,688	$1,581,409
Finished goods	46,117	390,800
	(34,501)	(1,523,760)
Total inventory	$195,304	$448,449

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of August 31, 2014 and May 31, 2014 were as follows:

	August 31,	May 31,
	2014	2014
Machinery equipment	$8,450,420	$8,307,078
Building	5,502,198	5,408,865
Electronic equipment	653,747	642,658
Transportation equipment	293,223	288,250
Subtotal	14,899,588	14,646,851
Less: Accumulated depreciation	(2,224,713)	(1,905,855)
Total Total plant, property and equipment, net	$12,674,875	$12,740,996

The depreciation expense for the three months ended August 31, 2014 and 2013 was $283,594 and $145,736, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

The related parties of the company with whom transactions are reported in these financial statements are as follows:

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

(i) Due from Related Parties:

The Company had zero due from related parties as of both August 31, 2014 and May 31, 2014.

(ii) Due to Related Parties:

Due to related parties at August 31, 2014 and May 31, 2014 consisted of the follows:

	August 31,	May 31,
	2014	2014
Changzhou Wujin Hengtong Metal Steel Wires Co. Ltd.	$284,877	320,051
Changzhou Ruiyuan Steel Pipe Co. Ltd	-	192,031
Changzhou Hanyu Electronic Co.,Ltd	-	80,013
Total Due to related parties	$284,877	$592,095

Amounts due to related parties were unsecured, had no written agreement, were due on demand, and bore no interest.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – SHORT-TERM LOANS

The Company’s short term bank loans consisted of the follows:

	August 31,	May 31,
	2014	2014
Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on September 27, 2014, renewed on September 4, 2014 with annual interest rate of 6.3% and maturity date on August 26, 2015)	$862,770	$848,136

Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on October 30, 2014, renewed on September 9, 2014 with annual interest rate of 6.3% and maturity date on June 1, 2015)	488,361	480,077

Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on July 21, 2014, renewed on July 17, 2014 with maturity date on April 15, 2015)	488,361	480,077

Loan from Changzhou Wujinyingfeng Agriculture Credit Union (1.86% monthly interest rate, due on September 21, 2014)	488,361	480,077

Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on September 25, 2014, renewed on September 9, 2014 with annual interest rate of 6.3% and maturity date on August 6, 2015)	358,131	352,056

Loan from China Huaxia Bank (8.4% annual interest rate, due on June 6, 2015)	325,574	-

Loan from China Merchant Bank (7.80% annual interest rate, due on June 18, 2014)	-	320,051

Total	$3,011,558	$2,960,474

The above loans are guaranteed by affiliate companies controlled by the CEO or his family members. The interest expense for the three months ended August 31, 2014 and 2013 was $45,287 and $65,830, respectively.

NOTE 8 – NOTES PAYABLE

	August 31,	May 31,
	2013	2014
Six month notes payable to China Industrial and Commercial Bank	$162,787	$-

$162,787 and $0 was held in the bank as restricted cash as of August 31, 2014 and May 31, 2014, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - TAXES PAYABLE

Taxes payable as of August 31, 2014 and May 31, 2014 are as follows:

	August 31,	May 31,
	2014	2014
Corporate income tax	$1,760,834	$1,694,388
Value-added tax	1,448,943	985,580
Other taxes & fees	244,533	260,448
Total	$3,454,310	$2,940,416

NOTE 10 - INCOME TAXES

Changzhou Huayue Electronics Co., Ltd was registered in the PRC and qualified as a high-tech company, and is entitled to a preferential tax rate of 15% through November, 2014.

For the three months ended August 31, 2014 and 2013, Changzhou Huayue Electronics Co., Ltd recorded income tax benefit and provision of $22,462 and $4,239, respectively.

(i) The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended August 31,
	2014	2013
Current	$36,900	$109,464
Deferred	(59,362)	(105,225)
Total income tax expense (benefit)	$(22,462)	$4,239

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(ii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	August 31,	May 31,
	2014	2014
		(Restated)
Current assets and liabilities
Accounts receivable allowances	$361,398	$135,378
Advances to supplies allowances	35,410	18,423
Inventory reserve	1,231	228,564
Deferred revenue	21,359	10,766
Total deferred tax assets - current	419,398	393,131

Long term assets and liabilities
Deferred revenue	61,092	24,673
Accumulative depreciation	14,365	9,813
Total deferred tax assets - non current	75,457	34,486
Valuation allowance	-	-
Total deferred tax assets, net	$494,856	$427,617

NOTE 11 – CONCENTRATIONS

For the three months ended August 31, 2014, two major customers accounted for approximately 15.5% and 14.9% of the total sales. For the three months ended August 31, 2013, one major customer accounted for approximately 17.65% of the total sales.

For the three months ended August 31, 2014, no single supplier was over 10% of the Company’s total purchases. For the three months ended August 31, 2013, three major suppliers accounted for approximately 22.86%, 13.53% and 10.38% of the Company’s total purchases, respectively.

NOTE 12 - CONTINGENCIES

Guarantee:

On March 13, 2013, the Company signed an agreement with China Industry and Commerce Bank under which the Company guaranteed borrowings of Changzhou Hanyu Electronics Inc, a related party, for bank credit (including loans, notes payable, letter of credit and other credit forms) up to RMB 5.1 million, approximately $823,000 USD. The guarantee is effective from March 16, 2013 to March 15, 2015.

Shares to be issued

On March 12, 2013 the Company entered into a written agreement with Buckman, Buckman & Reid, Inc. (“BB&R”). The agreement provides that for a one year term BB&R will serve as exclusive consultant to the Company in connection with corporate structure, public market strategies and fundraising activities. In partial compensation for the services of BB&R, the Company committed to sell to BB&R for nominal consideration common stock equal to five percent of the outstanding shares of Company common stock on a fully-diluted basis. Such agreement has been fulfilled through transfer of shares from Ms. Li Xinmei, a Director of the Company and Mr. Pan Shudong’s wife, to BB&R during the three months ended August 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Huayue Electronics, Inc. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A titled “Risk Factors” in the Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed on January 7, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

               Our participation in the market for lighting benefits from our intellectual property. From 2008 to 2010, we obtained 60 patents from the PRC government relating to the induction lighting business, of which 33 are currently in use. Since that time, we have added 37 patents relating to lighting products. Our lighting products also benefit from representing high quality at a low cost. The incorporation of smart cards into our lamps provides constant power control and the ability to automatically adjust brightness. We have the facilities to mass produce 300 watt induction lamps with long lives that do not require frequent maintenance, as backed up by our warranties.

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

Results of Operations

The following data is derived from the Company’s Consolidated Statements of Income and Comprehensive Income for the three months ended August 31, 2014 and 2013:

	For The Three Months Ended August 31,
	2014	2013	Change	Percentage Change

Net sales	$3,519,692	$3,488,461	31,231	1%
Cost of goods sold	1,942,464	2,418,584	(476,120)	(20%)
Gross profit	1,577,228	1,069,877	507,351	47%
Gross Profit Margin %	45%	31%	14%
Selling expenses	12,177	6,854	5,323	78%
General and administrative expenses	1,711,075	620,264	1,090,811	176%
Income (Loss) from operations	(146,024)	442,759	(588,783)	(133%)

Interest income (expense)	(5,338)	(65,826)	60,488	(92%)
Other income (expenses)	1,614	1,658	(44)	(3%)
Income (loss) before income taxes	(149,748)	378,591	(528,339)	(140%)
Income taxes provision (benefit)	(22,462)	4,239	(26,701)	(630%)
Net income (loss)	$(127,286)	$374,352	(501,638)	(134%)
Basic and diluted earnings per common share	$0.00	$0.01	(0.01)	(134%)

Sales

Since 2009 the Company’s operations have gradually refocused from an exclusive involvement in the manufacture and sale of electrolytic capacitors to a primary focus on the sale of energy efficient lighting products. During the fiscal year ended May 31, 2014, 87% of our sales were lighting products. In the first quarter of fiscal year 2015, however, we experienced a surge in sales of capacitors, resulting in a 179% quarter-to-quarter increase in capacitor sales, compared to the same period of fiscal year 2014. That result, combined with a quarter-to-quarter reduction in sales of lighting products caused the portion of our sales attributable to capacitors to increase to 26%, as  demonstrated in the following comparison of sales by products:

	For The Three Months Ended August 31,
Product Category	2014	% of total	2013	% of total	Change	Percentage Change
		sales 2014		sales 2013

Electrolytic capacitors	$903,486	26%	$323,592	9%	579,894	179%
Energy efficient lighting	561,092	16%	2,957,924	85%	(2,396,832)	-81%
EMC	2,055,114	58%	206,945	6%	1,848,169	893%
Total	$3,519,692	100%	$3,488,461	100%	31,231	1%

The reduction in sales of lighting products was caused by a reorientation of our business model. Recently we have been finding our standard lighting sales to be increasingly difficult due to competition. More and more competitors are entering into this market and lighting products are innovating rapidly.  New lighting products, such as WIFI, mobile phone and internet controlled lightings, are becoming the new trend in the market. To gain competitive traction in these circumstances, we now focus the greater part of our sales effort on our program to generate lighting sales in connection with an energy management contract (“EMC”). The EMC extends the payment term for the sale over the period when energy savings will allow the customer to recoup the cost of the lighting.

We entered into a number of EMC contracts during fiscal 2014 and during the three months ended August 31, 2014, and $2,055,114 revenue from those contracts (79% of our lighting revenue) was recognized during the three months ended August 31, 2014. However, unlike sales with conventional net-90 terms, the revenue from EMC sales is recorded over an extended period of time. For example, during the three months ended August 31, 2014, in addition to the $2,055,114 revenue that we recorded, EMC sales caused the investment in sales-type lease item on our balance sheet to increase by $1,585,544. So changing our marketing focus to the EMC program, while slowing the growth of our lighting products revenue in the near term, will help us build a foundation for future profitability.
We are committed to continue our innovations and to becoming the market leader for the new generation of energy efficient lighting products. We expect the sales from our new lighting products shall continue to grow in the remainder of fiscal 2015 and beyond. The principal factors that will contribute to the future growth of lighting sales will be:

•	Our domestic distribution network continues to grow, particularly for the sale of LED lights, a massive market that we have only recently begun to penetrate.

•
We are in the final stages of securing an international distribution network and the governmental approvals necessary for international sales. We expect international sales to yield a significant portion of our revenue in fiscal 2015.

•
The EMC program, although it delays our revenue recognition,  allows us to demand very high margins on EMC sales. We have entered into a number of EMC contracts during fiscal 2014 and for the three months ended August 31, 2014, and we expect more EMC will be signed in future periods.

•	Our engineers continue to enhance our existing products and develop new lighting products, each of which opens a new submarket for us.

Gross profit

The profitability of our sales increased for the three months ended August 31, 2014, during which we achieved a gross margin of 45% compared to 31% gross margin recorded for the same period in 2013. The primary reason for the increase was that revenue from EMC, which has a significantly higher gross margin than conventional lighting sales or sales of electrolytic capacitors, represented 58% of total sales during the three months ended August 31, 2014 As a result of the increase in gross margin, and despite the slim increase in sales, gross profit for the three months ended August 31, 2014 increased to $1,577,228, an increase of $507,351, or 47%, from $1.07 million recorded three months ended August 31, 2013.

Expenses

Total operating expenses for the three months ended August 31, 2014 were $1,723,252, an increase of $1.10 million, or 175%, from $627,118 recorded for the three months ended August 31, 2013. The primary reason for the increase was the bad debt expense of $1,561,730 that we recorded during the recent quarter. The write-off included advances to vendors, but was primarily related to accounts receivable. The Company evaluates the collectability of the receivable by aging schedules. The provision for doubtful accounts was increased as of August 31, 2014 due to the increased balance of accounts receivable aged over one year.

Because of our dramatically increased G&A expenses, we realized  an operating loss of $146,024 for the three months ended August 31, 2014, compared to an operating profit of  $442,759 for the three months ended August 31, 2013.

We rely on short-term bank debt for our liquidity. During the first quarter of fiscal 2014, interest expense was $45,287, compared to $65,826 in the first quarter of fiscal 2013. The decrease of interest expense is primarily due to our decrease of loan interest rates. As discussed below, we hope to access the international capital markets to obtain equity funding to pay off the debt and further reduce this cost and our exposure to increasing interest rates.

For the reasons described above, our net loss before tax for the quarter ended August 31, 2014 was $149,748, a decrease from net profit before income tax of $378,591 for the quarter ended August 31, 2013. Due to the operating loss  and the significant temporary difference between taxable income and accounting income, we had an income tax benefit of $22,462 for the quarter ended August 31, 2014, compared to $4,239 income tax expense for the quarter ended August 31, 2013.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars will result in translation adjustments. While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business. The amount added to “accumulated other comprehensive income” was $234,412 during the quarter ended August 31, 2014. During the quarter ended August 31, 2013, our accumulated other comprehensive income increased by $38,370.

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

The largest component of our current assets was our accounts receivable. Accounts receivable of $4,543,061 as of August 31, 2014 is largely relative to recent revenue. In our efforts to achieve a substantial beachhead in the induction lighting market, after we are assured that the customer has the capability and intent to make payment, we offer our customers relatively generous payment terms. Our standard payment terms are 90 days after delivery. However, for particularly attractive customers, with strong credit histories, we apply a variety of payment practices.

The write-off of $1,561,730, primarily related to aged accounts receivable, demonstrates the risk inherent in our practice of offering generous payment terms. In addition, our generous payment terms reduce our liquidity to some extent. The practice is harmful to our cash flow, particularly in light of the requirement that we prepay many of our vendors for raw materials and components, as discussed below. But our generous payment terms do help us develop long-term, repeat customers.

During the quarter ended August 31, 2014, we had net cash provided from operating activities of $283,686 compared to cash provided by operating activities of $312,003 in the quarter ended August 31, 2013. The decrease of cash flow is primarily due to the increase in our investment in sales-type leases arising from EMC sales.

Cash used in financing activities was $317,434 for the quarter ended August 31, 2014, compared to cash used in financing activities for $417,672 for same period in fiscal year 2014, as we reduced our debt loads in both periods. The decrease in net cash used financing activities was mainly because of net repayment of loans from related parties of $317,434 for the three months ended August 31, 2014, compared to net proceeds of loans from related parties of $553,673 and net repayment of bank notes of $971,345 for the three months ended August 31, 2013.

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

Critical Accounting Policies and Estimates

Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three months ended August 31, 2014, there was one estimate made subject to a high degree of uncertainty and  material to our results, which was the determination to make an increase of $1,477,273 and $119,259 in our allowance for bad debt on Accounts Receivable and Advance to Suppliers, respectively.

Revenue Recognition for Energy Management Contract (“EMC”)

The Company commenced an “Energy management contract” program in fiscal 2014. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on an agreement regarding the anticipated energy bill savings. The lighting products will belong to the customer at the end of the term, which is one to five years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, Leases.  The present value of the aggregate lease payment receivable is recorded as sales type lease revenue. For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases. The Company amortizes unearned income, or deferred revenue, to interest income over the lease term on an internal rate of return method.  The interest income for the quarters ended August 31, 2014 and 2013 were $39,926 and $0, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of August 31, 2014. Based on that evaluation, as well as the subsequent restatement of our financial statements as of May 31, 2014, as described in Note 1A to the Consolidated Financial Statements, our management determined that there are material weaknesses in our disclosure controls, specifically:

	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of August 31, 2014.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A Risk Factors

There have been no material changes from the risk factors included in Section 1A of Amendment #1 to our Annual Report on Form 10-K filed on January 7, 2015.

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2015.

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

Date: January 14, 2015	HUAYUE ELECTRONICS, INC. By: /s/ Pan Shudong Pan Shudong, Chief Executive Officer

By: /s/ Han Zhou
Han Zhou, Chief Financial Officer, Chief Accounting Officer