Form 10-Q
period 2014-11-30
Huayue Electronics, Inc.
filed 2015-01-20
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

January 20, 2015
Common Voting Stock: 31,327,741

HUAYUE ELECTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 2014

Huayue Electronics Inc
Consolidated Balance Sheets
(In US Dollars)
	November 30,	May 31,
	2014	2014
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$112,115	$344,636
Restricted cash	162,790	-
Accounts receivable, net	4,408,468	5,753,108
Other receivables	2,310,487	1,662,856
Inventory, net	785,697	448,449
Advances to suppliers	1,949,949	288,183
Investment in sales-type lease-current	2,227,442	1,000,168

Deferred tax assets	556,967	393,131
Total current assets	12,513,915	9,890,531

PROPERTY AND EQUIPMENT, NET	12,389,094	12,740,996

OTHER ASSETS
Investment in sales-type lease-non current	2,576,196	1,184,000
Deferred tax assets	85,966	34,486
Total other assets	2,662,162	1,218,486
TOTAL ASSETS	$27,565,171	$23,850,013

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$3,011,607	$2,960,474
Notes payable	162,790	-
Accounts payable and accrued expenses	2,921,794	3,062,789
Taxes payable	3,980,418	2,940,416
Advances from customers	2,401,501	411,268
Deferred revenue-current	167,899	71,771
Due to related parties	240,837	592,095
Total current liabilities	12,886,846	10,038,813

LONG TERM LIABILITIES-DEFERRED REVENUE	453,780	164,487
TOTAL LIABILITIES	13,340,626	10,203,300

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 60,000,000 shares authorized; 31,327,741 shares issued and outstanding	31,328	31,328
Additional paid in capital	6,866,352	6,866,352
Statutory reserves	802,235	636,097
Accumulated other comprehensive income	376,422	139,612
Retained earnings	6,148,208	5,973,324
Total stockholders' equity	14,224,545	13,646,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,565,171	$23,850,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Huayue Electronics Inc
Consolidated Statements of operations and Comprehensive Income (loss)
(In US Dollars)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2014	2013	2014	2013

Net sales	$2,763,880	$4,307,583	$6,283,572	$7,796,044
Cost of goods sold	1,380,696	1,232,515	3,323,160	3,651,099
Gross profit	1,383,184	3,075,068	2,960,412	4,144,945

Selling expenses	1,314	18,993	13,491	25,847
General and administrative expenses	839,642	795,266	2,550,717	1,415,530
Total expenses	840,956	814,259	2,564,208	1,441,377

Income from operations	542,228	2,260,809	396,204	2,703,568

Non-operating income (expenses):
Interest expense, net	6,253	(56,998)	915	(122,824)
Other income	8,122	145,508	9,736	147,166

Total non-operating income (expenses)	14,375	88,510	10,651	24,342

Income before income taxes	556,603	2,349,319	406,855	2,727,910

Income tax provision (benefit)
Current	236,193	516,725	273,093	626,189
Deferred	(147,897)	(136,642)	(207,259)	(241,867)
Total income tax provision	88,296	380,083	65,834	384,322

Net income	468,307	1,969,236	341,021	2,343,588

Other comprehensive income (loss) item
Foreign currency translation gain	2,398	85,027	236,810	123,397

Comprehensive income	$470,705	$2,054,263	$577,831	$2,466,985

Basic and diluted earnings per common share	$0.01	$0.06	$0.01	$0.07

Weighted average number of common shares	31,327,741	31,327,741	31,327,741	31,327,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Huayue Electronics Inc
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)
	Six months ended November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$341,021	$2,343,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	571,964	292,604
Provision for doubtful accounts	2,376,717	945,297
Deferred tax (benefit)	(207,930)	(241,866)
Decrease (increase) in assets:
Accounts receivable	(848,573)	(3,199,823)
Notes receivable	-	(520,165)
Other receivable	(618,910)	(660,277)
Due from related party		(325,103)
Advances to suppliers	(1,740,924)	(163,712)
Inventory	(329,502)	189,084
Investment in lease type sale	(2,581,744)	-
Increase (decrease) in liabilities:
Accounts payables and accrued expenses	(193,896)	465,846
Advances from customers	1,983,129	(120,133)
Taxes payable	989,215	1,431,380
Deferred revenue	381,341	287,965
Net cash provided by operating activities	121,908	724,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit made for equipment purchase	-	(812,757)
Net cash used in investing activities	-	(812,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted Cash	(162,790)	(48,765)
Repayments of bank notes	-	(113,786)
Proceeds from bank loans	-	81,276
Proceeds from (repayment of) related parties loans	(361,484)	101,000
Proceeds from notes payable	162,790	-
Net cash used in financing activities	(361,484)	19,725

EFFECT OF EXCHANGE RATE CHANGE ON CASH	7,055	2,364

NET INCREASE (DECREASE) IN CASH	(232,521)	(65,983)

CASH - beginning of period	344,636	269,065

CASH - end of period	$112,115	$203,082

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income tax paid	$-	$-
Interest paid	$6,949	$122,824

The accompanying notes are an integral part of these unaudited consolidated financial statements

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended November 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in our Form 10-K/A for the fiscal year ended May 31, 2014, filed with the SEC on December 28, 2014.

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

Inventory

Inventory is composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of November 30, 2014 and May 31, 2014, the Company reserved allowances for inventory valuation of $0 and $1,523,760, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. As of November 30, 2014 and May 31, 2014, no impairment of long-lived assets is believed to exist.

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
(UNAUDITED)

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company commenced an “Energy management contract” program in fiscal year 2014. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on an agreement regarding the anticipated energy bill savings. The lighting products will belong to the customer at the end of the term, which is one to five years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, Leases.  The present value of the aggregate lease payment receivable is recorded as sales type lease revenue. For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases. The Company amortizes unearned income, or deferred revenue, to interest income over the lease term on an internal rate of return method.  The interest income for the quarters ended November 30, 2014 and 2013 were $87,338 and $0, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company’s subsidiaries in China are subject to the income tax laws of the PRC. No taxable income was generated outside the PRC during the quarters ended November 30, 2014 and 2013. The Company accounts for income tax under the asset and liability method as stipulated by “ASC” 740, , which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of November 30, 2014 and May 31, 2014, no valuation allowance is considered necessary.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended November 30, 2014 and 2013.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded $1,552,041 and $985,580 VAT payable in the financial statements as of November 30, 2014 and May 31, 2014, respectively.

Foreign currency translation

The functional currency of the U.S. parent company is USD. The functional currency of the Company’s Chinese subsidiary is RMB and its reporting currency is U.S dollars for the purpose of these financial statements. The accounts of the Chinese subsidiary were translated into USD in accordance with “ASC” Topic 830 “Foreign Currency Matters.” According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income and other comprehensive income. The company has recorded other comprehensive gain of $2,398 and $85,027 for the three months ended November 30, 2014 and 2013, respectively, and $236,810 and $123,397 for the six months ended November 30, 2014 and 2013, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the reporting periods:

	November 30,	November 30,
	2014	2013
Period End RMB Exchange Rate (RMB/USD$)	6.1429	6.1261
Average Period RMB Exchange Rate (RMB/USD$)	6.1628	6.1519

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

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances as of November 30, 2014 and May 31, 2014 are as follows:

	November 30,	May 31,
	2014	2014
Accounts receivable	$7,626,350	$6,662,699
Less: Allowance for doubtful accounts	(3,217,882)	(909,591)
Accounts receivable, net	$4,408,468	$5,753,108

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – INVENTORY, NET

Inventory consists of finished goods and raw materials, net of valuation allowance. An allowance of $0 and $1,523,760 for inventory was made as of November 30, 2014 and May 31, 2014, respectively.

The components of inventories as of November 30, 2014 and May 31, 2014 were as follows:

	November 30,	May 31,
	2014	2014
Raw materials	$581,913	$1,581,409
Finished goods	203,784	390,800
	-	(1,523,760)
Total inventory	$785,697	$448,449

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of November 30, 2014 and May 31, 2014 were as follows:

	November 30,	May 31,
	2014	2014
Machinery equipment	$8,450,558	$8,307,078
Building	5,502,287	5,408,865
Electronic equipment	653,758	642,658
Transportation equipment	293,228	288,250
Subtotal	14,899,831	14,646,851
Less: Accumulated depreciation	(2,510,737)	(1,905,855)
Total Total plant, property and equipment, net	$12,389,094	$12,740,996

The depreciation expense for the three months ended November 30, 2014 and 2013 was $ 288,370  and $ 146,868, respectively, and for the six months ended November 30, 2014 and 2013 was $ 571,964 and $ 292,604, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or individual	Relationship with the Company

Changzhou Wujin Hengtong Metal Steel Wires Co. Ltd.	Entity controlled by Ms. Pan Yile’s family members
Changzhou Hanyu Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong’s sister
Chuangzhou Ruiyuan Steel Pipe Co. Ltd	Entity controlled by Mr. Pan Shudong’s sister
Mr. Pan Shudong	Controlling shareholder and CEO of the Company
Ms. Pan Yile	Mr. Pan Shudong’s daughter and an officer of the Company
Ms. Li, Xinmei	Major shareholder

(i) Due from Related Parties:

 The Company had zero due from related parties as of both November 30, 2014 and May 31, 2014.

 (ii) Due to Related Parties:

Due to related parties at November 30, 2014 and May 31, 2014 consisted of the following:

	November 30,	May 31,
	2014	2014
Changzhou Wujin Hengtong Metal Steel Wires Co. Ltd.	$240,837	320,051
Changzhou Ruiyuan Steel Pipe Co. Ltd	-	192,031
Changzhou Hanyu Electronic Co.,Ltd	-	80,013
Total Due to related parties	$240,837	$592,095

Amounts due to related parties were unsecured, had no written agreement, were due on demand, and bore no interest.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 7 – SHORT-TERM LOANS

The Company’s short term bank loans consisted of the follows:

	November 30,	May 31,
	2014	2014
Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on September 27, 2014, renewed on September 4, 2014 with annual interest rate of 6.3% and maturity date on August 26, 2015)	$862,785	$848,136

Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on October 30, 2014, renewed on September 9, 2014 with annual interest rate of 6.3% and maturity date on June 1, 2015)	488,369	480,077

Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on July 21, 2014, renewed on July 17, 2014 with maturity date on April 15, 2015)	488,369	480,077

Loan from Changzhou Wujinyingfeng Agriculture Credit Union (1.86% monthly interest rate, due on September 21, 2014)	488,369	480,077

Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on September 25, 2014, renewed on September 9, 2014 with annual interest rate of 6.3% and maturity date on August 6, 2015)	358,137	352,056

Loan from China Huaxia Bank (8.4% annual interest rate, due on June 6, 2015)	325,578	-

Loan from China Merchant Bank (7.80% annual interest rate, due on June 18, 2014)	-	320,051

Total	$3,011,607	$2,960,474

The above loans are guaranteed by affiliate companies controlled by the CEO or his family members. The interest expense for the six months ended November 30, 2014 and 2013 was $86,423 and $65,830, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – NOTES PAYABLE

	November 30,	May 31,
	2014	2014
Six month notes payable to China Industrial and Commercial Bank	$162,790	$-

$162,790 and $0 was held in the bank as restricted cash as of November 30, 2014 and May 31, 2014, respectively.

NOTE 9 - TAXES PAYABLE

Taxes payable as of November 30, 2014 and May 31, 2014 are as follows:

	November 30,	May 31,
	2014	2014
Corporate income tax	$1,997,629	$1,694,388
Value-added tax	1,552,041	985,580
Other taxes & fees	430,748	260,448
Total	$3,980,418	$2,940,416

NOTE 10 - INCOME TAXES

Changzhou Huayue Electronics Co., Ltd was registered in the PRC and qualified as a high-tech company, and is entitled to a preferential tax rate of 15% through November, 2014.

For the three months ended November 30, 2014 and 2013, Changzhou Huayue Electronics Co., Ltd recorded income tax benefit and provision of $88,296 and $ 380,083, respectively, and for the six months ended November 30, 2014 and 2013 were $65,834 and $384,332, respectively.

(i) The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended November 30,
	2014	2013
Current	$236,193	$516,725
Deferred	(147,897)	(136,642)
Total income tax expense (benefit)	$88,296	$380,083

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - INCOME TAXES (Continued)

	For the Three Months Ended November 30,
	2014	2013
Current	$273,093	$626,189
Deferred	(207,259)	(241,867)
Total income tax expense (benefit)	$65,834	$384,322

 (ii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	November 30,	May 31,
	2014	2014
		(Restated)
Current assets and liabilities
Accounts receivable allowances	$486,056	$135,378
Advances to supplies allowances	49,860	18,423
Inventory reserve	(3947)	228,564
Deferred revenue	24,998	10,766
Total deferred tax assets - current	556,967	393,131

Long term assets and liabilities
Deferred revenue	68,237	24,673
Accumulative depreciation	17,729	9,813
Total deferred tax assets - non current	85,966	34,486
Total deferred tax assets, net	$642,933	$427,617

NOTE 11 – CONCENTRATIONS

For the three months ended November 30, 2014, three major customers accounted for approximately 17.5%, 11.6% and 10.2% of the total sales. For the three months ended November 30, 2013, no major customer accounted for more than 10% of the Company’s total sales.

For the three months ended November 30, 2014, one major supplier accounted for approximately 18% of the Company’s total purchases. For the three months ended November 30, 2013, one major supplier accounted for approximately 16% of the Company’s total purchases.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Shares to be issued

On March 12, 2013 the Company entered into a written agreement with Buckman, Buckman & Reid, Inc. (“BB&R”). The agreement provides that for a one year term BB&R will serve as exclusive consultant to the Company in connection with corporate structure, public market strategies and fundraising activities. In partial compensation for the services of BB&R, the Company committed to sell to BB&R for nominal consideration common stock equal to five percent of the outstanding shares of Company common stock on a fully-diluted basis. Such agreement has been fulfilled through transfer of shares from Ms. Li Xinmei, a Director of the Company and Mr. Pan Shudong’s wife, to BB&R during the six months ended November 30, 2014.

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

Results of Operations

The following data is derived from the Company’s Consolidated Statements of Income and Comprehensive Income for the three months and six months ended November 30, 2014 and 2013:

	For the Three Months Ended November 30,
	2014	2013	Change	Percentage

Net sales	$2,763,880	$4,307,583	(1,543,703)	-36%
Cost of goods sold	1,380,696	1,232,515	148,181	12%
Gross profit	1,383,184	3,075,068	(1,691,884)	-55%
Gross Profit Margin %	50%	71%	-21%	-30%
Selling expenses	1,314	18,993	(17,679)	-93%
General and administrative expenses	839,642	795,266	44,376	6%
Income (loss) from operations	542,228	2,260,809	(1,718,581)	-76%

Interest expense, net	6,253	(56,998)	63,251	-111%
Other income	8,122	145,508	(137,386)	-94%
Income (loss) before income taxes	556,603	2,349,319	(1,792,716)	-76%
Total income tax provision	88,296	380,083	(291,787)	-77%
Net income (loss)	468,307	1,969,236	(1,500,929)	-76%
Basic and diluted earnings per common share	$0.01	$0.06	-0.05	-76%

	For the Six Months Ended November 30,
	2014	2013	Change	Percentage

Net sales	$6,283,572	$7,796,044	(1,512,472)	-19%
Cost of goods sold	3,323,160	3,651,099	(327,939)	-9%
Gross profit	2,960,412	4,144,945	(1,184,533)	-29%
Gross Profit Margin %	47%	53%	-6%	-11%
Selling expenses	13,491	25,847	(12,356)	-48%
General and administrative expenses	2,550,717	1,415,530	1,135,187	80%
Income (loss) from operations	396,204	2,703,568	(2,307,364)	-85%
			-
Interest expense, net	915	(122,824)	123,739	-101%
Other income	9,736	147,166	(137,430)	-93%
Income (loss) before income taxes	406,855	2,727,910	(2,321,055)	-85%
Total income tax provision	65,834	384,322	(318,488)	-83%
Net income (loss)	341,021	2,343,588	(2,002,567)	-85%
Basic and diluted earnings per common share	$0.01	$0.07	-0.06	-85%

Sales

Since 2009 the Company’s operations have gradually refocused from an exclusive involvement in the manufacture and sale of electrolytic capacitors to a primary focus on the sale of energy efficient lighting products. During the fiscal year ended May 31, 2014, 87% of our sales were lighting products. During the three months ended August 31, 2014, however, we experienced a surge in capacitor sales, resulting in a 40% increase in capacitor sales during the six months ended November 30, 2014 compared to the same period of fiscal year 2014. That result, combined with a reduction in sales of lighting products caused the portion of our sales attributable to capacitors to increase to 16% in the first half of fiscal year 2015, as demonstrated in the following comparison of sales by products:

	For The Three Months Ended November 30,						For The Six Months Ended November 30,
	2014	% of total	2013	% of total	Change	Percentage Change	2014	% of total	2013	% of total	Change	Percentage Change
		sales of 2014		sales of 2014				sales of 2014		sales of 2014
Electrolytic capacitors	118,706	4%	403,967	10%	(285,261)	-71%	1,022,192	16%	727,559	9%	294,633	40%
Energy efficient lighting	1,718,927	65%	1,750,119	45%	(31,192)	-2%	2,280,019	36%	4,708,043	61%	(2,428,024)	-52%
EMC	926,246	35%	2,153,497	55%	(1,227,251)	-57%	2,981,360	48%	2,360,442	30%	620,918	26%
Total	2,645,173		3,903,616		(1,258,443)	-32%	(6,283,572)		7,068,485		(13,352,057)	-19%

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

We entered into a number of EMC contracts during fiscal 2014 and during the six months ended November 30, 2014, and $2,981,360 revenue from those contracts (57% of our lighting revenue) was recognized during the six months ended November 30, 2014. However, unlike sales with conventional net-90 terms, the revenue from EMC sales is recorded over an extended period of time. For example, during the six months ended November 30, 2014, in addition to the $2,981,360 revenue that we recorded, EMC sales caused the investment in sales-type lease item on our balance sheet to increase by $4,803,638. So changing our marketing focus to the EMC program, while slowing the growth of our lighting products revenue in the near term, will help us build a foundation for future profitability.

We are committed to continue our innovations and to becoming the market leader for the new generation of energy efficient lighting products. We expect the sales from our new lighting products will continue to grow in the remainder of fiscal 2015 and beyond. The principal factors that will contribute to the future growth of lighting sales will be:

	Our domestic distribution network continues to grow, particularly for the sale of LED lights, a massive market that we have only recently begun to penetrate.


We are in the final stages of securing an international distribution network and the governmental approvals necessary for international sales. We expect international sales to yield a significant portion of our revenue in fiscal 2015.


The EMC program, although it delays our revenue recognition, allows us to demand very high margins on EMC sales. We have entered into a number of EMC contracts during fiscal 2014 and for the six months ended November 30, 2014, and we expect more EMC will be signed in future periods.

	Our engineers continue to enhance our existing products and develop new lighting products, each of which opens a new submarket for us.

Gross profit

The profitability of our sales decreased for the three months ended November 30, 2014, during which we achieved a gross margin of 50% compared to 71% gross margin recorded for the same period in 2014. The primary reason for the decrease was that revenue from EMC, which is a significantly higher margin sale, represented only 35% of total sales during the three months ended November 30, 2014 compared to 55% during the three months ended November 30, 2013. As a result of the decrease in gross margin and the 36% decrease in sales, gross profit for the three months ended November 30, 2014 decreased to $1,383,184, a decrease of $1,691,884, or 55%, from $3,075,068 gross profit recorded three months ended November 30, 2013.

The profitability of our sales also decreased for the six months ended November 30, 2014, during which we achieved a gross margin of 47% compared to 53% gross margin recorded for the same period in 2014. The primary reasons for the decrease in the six month period were reduced margins on  non-EMC energy efficient lighting sales, which  represented 36% of total sales during the six months ended November 30, 2014, as well as the significant amount of low margin capacitor sales in the first quarter of the current fiscal year. As a result of the decrease in gross margin and the 19% decrease in sales, gross profit for the six months ended November 30, 2014 decreased to $2,960,412, a decrease of $1,184,533, or 29%, from $4,144,945 recorded during the six months ended November 30, 2013.

Expenses

Total operating expenses for the three months ended November 30, 2014 were $840,956, an increase of $26,697, or 3%, from $814,259 recorded for the six months ended November 30, 2013. Total operating expenses for the six months ended November 30, 2014 were $ 2,564,208, an increase of $ 1,122,831, or 78%, from $ 1,441,377 recorded for the six months ended November 30, 2013. The primary reason for the increases was the bad debt expense of $814,987 recorded during the three months ended November 30, 2014 and $ 2,376,717 recorded during the recent six months. The bad debt expense included advances to vendors, but was primarily related to accounts receivable. The Company evaluates the collectability of its receivables by aging schedules. The provision for doubtful accounts was increased as of November 30, 2014 due to the increased balance of accounts receivable aged over one year.  Operating expenses other than bad debt expense were lower in the second quarter of fiscal 2015 than in the first quarter because the Company incurred higher professional fees in the first quarter and the Company reassigned certain administrative personnel to production in the second quarter.

Because of our dramatically increased G&A expenses, we realized an operating profit of only $542,228 for the three months ended November 30, 2014, compared to an operating profit of $2,260,809 for the three months ended November 30, 2013. We realized an operating profit of $396,204 for the six months ended November 30, 2014, compared to an operating profit of $ 2,703,568 for the six months ended November 30, 2013.

We rely on short-term bank debt for our liquidity. For the three months ended November 30, 2014, interest expense was $41,136, compared to $56,998 for the same period in 2014. For the six months ended November 30, 2014, interest expense was $86,423, compared to $122,824 for the same period of fiscal 2014. The decrease in interest expense is primarily due to a decrease of loan interest rates and principal balances. As discussed below, we hope to access the international capital markets to obtain equity funding to pay off the debt and further reduce this cost and our exposure to increasing interest rates.

For the reasons described above, our net income before tax for the three months ended November 30, 2014 was $556,603, a decrease from net income before income tax of $2,349,319 for the three months ended November 30, 2013. Our net income before tax for the six months ended November 30, 2014 was $406,855, a decrease from net income before income tax of $2,727,910 for the three months ended November 30, 2013. Due to the significant temporary difference between taxable income and accounting income, we had an income tax benefit of $88,296 for the three months ended November 30, 2014, compared to $380,083 income tax expense for the three months ended November 30, 2013. We had an income tax benefit of $65,834 for the three months ended November 30, 2014, compared to $384,322 income tax expense for the three months ended November 30, 2013.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars will result in translation adjustments. While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business. The amount added to “accumulated other comprehensive income” was $2,398 during the three months ended November 30, 2014. During the three months ended November 30, 2013, our accumulated other comprehensive income increased by $85,027. The amount added to “accumulated other comprehensive income” was $236,810 during the six months ended November 30, 2014. During the six months ended November 30, 2013, our accumulated other comprehensive income increased by $123,397.

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

The largest component of our current assets was our accounts receivable. Accounts receivable of $4,408,468 as of November 30, 2014 is largely relative to recent revenue. In our efforts to achieve a substantial beachhead in the induction lighting market, after we are assured that the customer has the capability and intent to make payment, we offer our customers relatively generous payment terms. Our standard payment terms are 90 days after delivery. However, for particularly attractive customers, with strong credit histories, we apply a variety of payment practices.

Our accrual  of a $3,217,882 allowance for doubtful accounts, primarily related to aged accounts receivable, demonstrates the risk inherent in our practice of offering generous payment terms. In addition, our generous payment terms reduce our liquidity. The practice is harmful to our cash flow, particularly in light of the requirement that we prepay many of our vendors for raw materials and components, as discussed below. But our generous payment terms do help us develop long-term, repeat customers.

During the six months ended November 30, 2014, we had net cash provided from operating activities of $121,908 compared to cash provided by operating activities of $724,685 in the six months ended November 30, 2013. The decrease of cash flow is primarily due to the increase in our investment in sales-type leases arising from EMC sales as well as sizeable advances that we have made to suppliers. In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. That security is the purpose for the advances to suppliers totaling $1,949,949 on our November 30, 2014 balance sheet.

Cash used in financing activities was $361,484 for the quarter ended November 30, 2014, compared to cash provided by financing activities for $19,725 of same period in fiscal year 2014, as we reduced our debt loads in the recent six month period. The increase in net cash used financing activities was mainly because of net repayment of related party loans of $361,484 for the six months ended November 30, 2014, compared to net proceeds of related party loans of $101,000 for the six months ended November 30, 2013.

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

Critical Accounting Policies and Estimates

Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the six months ended November 30, 2014, there was one estimate made subject to a high degree of uncertainty and material to our results, which was the determination to make an increase of $2,292,581 and $ 84,136 in our allowance for bad debt on Accounts Receivable and Advance to Suppliers, respectively.

Revenue Recognition for Energy Management Contract (“EMC”)

The Company commenced an “Energy management contract” program in fiscal 2014. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on an agreement regarding the anticipated energy bill savings. The lighting products will belong to the customer at the end of the term, which is one to five years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, Leases.  The present value of the aggregate lease payment receivable is recorded as sales type lease revenue. For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases. The Company amortizes unearned income, or deferred revenue, to interest income over the lease term on an internal rate of return method.  The interest income for the six months ended November 30, 2014 was $87,338, and the interest income for the six months ended November 30, 2013 was immaterial.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of November 30, 2014. Based on that evaluation, as well as the subsequent restatement of our financial statements as of May 31, 2014, as described in Note 1A to the Consolidated Financial Statements, our management determined that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of November 30, 2014.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2015.

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

Date: January 20, 2015	HUAYUE ELECTRONICS, INC. By: /s/ Pan Shudong Pan Shudong, Chief Executive Officer

By: /s/ Han Zhou
Han Zhou, Chief Financial Officer, Chief Accounting Officer