Form 10-Q
period 2015-02-28
Huayue Electronics, Inc.
filed 2015-04-20
CIK 1315756

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

April 20, 2015
Common Voting Stock: 31,325,241

HUAYUE ELECTRONICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED FEBRUARY 28, 2015

Huayue Electronics Inc
Consolidated Balance Sheets
(In US Dollars)

	February 28,	May 31,
	2015	2014
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$58,073	$344,636
Accounts receivable, net	3,157,486	5,753,108
Other receivables, net	1,432,183	1,662,856
Inventory, net	697,803	448,449
Advances to suppliers	1,796,028	288,183
Investment in sales-type lease-current	2,356,899	1,000,168
Deferred tax assets	1,152,895	393,131
Total current assets	10,651,367	9,890,531

PROPERTY AND EQUIPMENT, net	11,895,951	12,740,996

OTHER ASSETS
Investment in sales-type lease-non current	2,916,506	1,184,000
Deferred tax assets	68,330	34,486
Total other assets	2,984,836	1,218,486

TOTAL ASSETS	$25,532,154	$23,850,013

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$2,950,794	$2,960,474
Accounts payable and accrued expenses	2,919,214	3,062,789
Taxes payable	850,187	2,940,416
Advances from customers	891,933	411,268
Deferred revenue-current	226,334	71,771
Due to related parties	2,086,600	592,095
Total current liabilities	9,925,062	10,038,813

LONG TERM LIABILITIES-DEFERRED REVENUE	390,323	164,487

TOTAL LIABILITIES	10,315,385	10,203,300

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par value; 60,000,000 shares authorized; 31,325,241 shares issued and outstanding	31,328	31,328

Additional paid in capital	6,866,352	6,866,352
Statutory reserves	799,881	636,097
Accumulated other comprehensive income	71,828	139,612
Retained earnings	7,447,380	5,973,324
Total stockholders' equity	15,216,769	13,646,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,532,154	$23,850,013

Huayue Electronics Inc
Consolidated Statements of Operations and Comprehensive Income (loss)
(In US Dollars)

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2015	2014	2015	2014

Net sales	$656,297	$2,716,495	$6,939,869	$10,512,539
Cost of goods sold	525,768	2,051,864	3,848,928	5,702,963
Gross profit	130,529	664,631	3,090,941	4,809,576

Selling expenses	16,077	19,425	29,568	45,272
General and administrative expenses	2,705,562	1,467,067	5,256,279	2,882,597
Total expenses	2,721,639	1,486,492	5,285,847	2,927,869

Income (loss) from operations	(2,591,110)	(821,861)	(2,194,906)	1,881,707

Non-operating income (expenses):
Interest expense, net	202	(96,809)	1,117	(219,633)
Other income	4,110,924	64,901	4,120,660	212,067
Total non-operating income (expenses)	4,111,126	(31,908)	4,121,777	(7,566)

Income (loss) before income taxes	1,520,016	(853,769)	1,926,871	1,874,141

Income tax provision (benefit)
Current	822,346	241,059	1,095,439	867,248
Deferred	(599,149)	(195,377)	(806,408)	(437,244)
Total income tax provision	223,197	45,682	289,031	430,004

Net income (loss)	1,296,819	(899,451)	1,637,840	1,444,137

Other comprehensive income (loss) item:
Foreign currency translation gain	(304,594)	(4,098)	(67,784)	119,299

Comprehensive income	$992,225	$(903,549)	$1,570,056	$1,563,436

Basic and diluted earnings per common share	$0.04	$-0.03	$0.05	$0.05

Weighted average number of common shares	31,325,241	31,327,741	31,325,241	31,327,741

Huayue Electronics Inc
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)
	Nine months ended February 28,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$1,637,840	$1,444,137
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	803,384	439,438
Provision for doubtful accounts	4,918,861	2,238,873
Inventory valuation allowance	-	17,757
Deferred tax (benefit)	(795,005)	(437,245)
Decrease (increase) in assets:
Accounts receivable	(969,635)	(5,252,279)
Other receivable	(1,052,059)	45,468
Advances to suppliers	(1,603,908)	(1,531,435)
Inventory	(250,821)	148,036
Investment in lease type sale	(3,096,379)	-
Increase (decrease) in liabilities:
Accounts payables and accrued expenses	(133,561)	1,147,595
Advances from customers	482,010	(108,909)
Taxes payable	(2,080,614)	2,060,717
Deferred revenue	381,172	265,021
Net cash provided by (used in) operating activities	(1,758,715)	477,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit made for equipment purchase	-	(814,730)
Net cash used in investing activities	-	(814,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	-	(48,884)
Repayments of bank notes	-	(114,062)
Proceeds from bank loans	-	81,473
Proceeds from related parties loans	1,496,441	181,007
Net cash provided by financing activities	1,496,441	99,534

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(24,289)	2,237

NET INCREASE (DECREASE) IN CASH	(286,563)	(235,785)

CASH - beginning of period	344,636	269,065

CASH - end of period	$58,073	$33,280

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income tax paid	$-	$-
Interest paid	$6,949	$136,365

Non-cash investing activities:
Taxes payable	$(3,995,806)	$-

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Huayue Electronics, Inc. (“Huayue Electronics” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended February 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in our Form 10-K/A for the fiscal year ended May 31, 2014, filed with the SEC on December 28, 2014.

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

Inventory

Inventory is composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of February 28, 2015 and May 31, 2014, the Company reserved allowances for inventory valuation of $0 and $1,523,760, respectively.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. As of February 28, 2015 and May 31, 2014, no impairment of long-lived assets is believed to exist.

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

The Company commenced an “Energy management contract” program in fiscal year 2014. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on an agreement regarding the anticipated energy bill savings. The lighting products will belong to the customer at the end of the term, which is one to five years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, Leases.  The present value of the aggregate lease payment receivable is recorded as sales type lease revenue. For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases. The Company amortizes unearned income, or deferred revenue, to interest income over the lease term on an internal rate of return method.  The interest income for the quarters ended February 28, 2015 and 2014 were $ 146,014 and $ 67,932, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company’s subsidiaries in China are subject to the income tax laws of the PRC. No taxable income was generated outside the PRC during the quarters ended February 28, 2015 and 2014. The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 , which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of February 28, 2015 and May 31, 2014, no valuation allowance is considered necessary.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the nine months ended February 28, 2015 and 2014.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded $0 and $985,580 VAT payable in the financial statements as of February 28, 2015 and May 31, 2014, respectively.

Foreign currency translation

The functional currency of the U.S. parent company is USD. The functional currency of the Company’s Chinese subsidiary is RMB and its reporting currency is U.S dollars for the purpose of these financial statements. The accounts of the Chinese subsidiary were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters.” According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income and other comprehensive income. The company has recorded other comprehensive loss of $304,594 and $4,098 for the three months ended February 28, 2015 and 2014, respectively, and loss of $67,784 and gain of $119,299 for the nine months ended February 28, 2015 and 2014, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the reporting periods:

	February 28,	February 28,
	2015	2014
Period End RMB Exchange Rate (RMB/USD$)	6.2695	6.1246
Average Period RMB Exchange Rate (RMB/USD$)	6.1808	6.1370

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

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances as of February 28, 2015 and May 31, 2014 are as follows:

	February 28,	May 31,
	2015	2014
Accounts receivable	$7,610,548	$6,662,699
Less: Allowance for doubtful accounts	(4,453,062)	(909,591)
Accounts receivable, net	$3,157,486	$5,753,108

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – INVENTORY, NET

Inventory consists of finished goods and raw materials, net of valuation allowance. An allowance of $0 and $1,523,760 for inventory was made as of February 28, 2015 and May 31, 2014, respectively.

The components of inventories as of February 28, 2015 and May 31, 2014 were as follows:

	February 28,	May 31,
	2015	2014
Raw materials	$498,134	$1,581,409
Finished goods	199,669	390,800
	-	(1,523,760)
Total inventory	$697,803	$448,449

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of February 28, 2015 and May 31, 2014 were as follows:

	February 28,	May 31,
	2015	2014
Machinery equipment	$7,992,023	$8,307,078
Building	5,391,180	5,408,865
Electronic equipment	928,449	642,658
Transportation equipment	287,307	288,250
Subtotal	14,598,959	14,646,851
Less: Accumulated depreciation	$(2,703,008)	(1,905,855)
Total Total plant, property and equipment, net	$11,895,951	$12,740,996

The depreciation expense for the three months ended February 28, 2015 and 2014 was $231,420 and $146,834, respectively, and for the nine months ended February 28, 2015 and 2014 was $ 803,384 and $439,438, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or individual	Relationship with the Company

Changzhou Wujin Hengtong Metal Steel Wires Co. Ltd.	Entity controlled by Ms. Pan Yile’s family members
Changzhou Hanyu Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong’s sister
Chuangzhou Ruiyuan Steel Pipe Co. Ltd	Entity controlled by Mr. Pan Shudong’s sister
Changzhou Shiji Jinyue Packaging Co.,Ltd	Entity controlled by Mr. Pan Shudong’s brother in law
Changzhou Laiyue Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong
Changzhou Jinyue Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong’s brother in law

(i) Due from Related Parties:

The Company had zero due from related parties as of both February 28, 2015 and May 31, 2014.

(ii) Due to Related Parties:

Due to related parties at February 28, 2015 and May 31, 2014 consisted of the following:

	February 28,	May 31,
	2015	2014
Changzhou Wujin Hengtong Metal Steel Wires Co. Ltd.	$279,129	320,051
Changzhou Ruiyuan Steel Pipe Co. Ltd	-	192,031
Changzhou Hanyu Electronic Co.,Ltd	-	80,013
Changzhou Shiji Jinyue Packaging Co.,Ltd	829,412
Changzhou Laiyue Electronic Co.,Ltd	129,506
Changzhou Jinyue Electronic Co.,Ltd	848,553
Total Due to related parties	$2,086,600	$592,095

Amounts due to related parties were unsecured, had no written agreement, were due on demand, and bore no interest.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – SHORT-TERM LOANS

The Company’s short term bank loans consisted of the follows:

	February 28,	May 31,
	2015	2014
Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on September 27, 2014, renewed on September 4, 2014 with annual interest rate of 6.3% and maturity date on August 26, 2015)	$845,362	$848,136

Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on October 28, 2015, renewed on September 9, 2014 with annual interest rate of 6.3% and maturity date on June 1, 2015)	478,507	480,077

Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on July 21, 2014, renewed on July 17, 2014 with maturity date on April 15, 2015)	478,507	480,077

Loan from Changzhou Wujinyingfeng Agriculture Credit Union (1.86% monthly interest rate, due on September 16, 2014, renewed on September 17, 2014 with maturity date on March 16, 2015)	478,507	480,077

Loan from China Industrial and Commercial Bank (6.0% annual interest rate, due on September 25, 2014, renewed on September 9, 2014 with annual interest rate of 6.3% and maturity date on August 6, 2015)	350,906	352,056

Loan from China Huaxia Bank (8.4% annual interest rate, due on June 6, 2015)	319,005	-

Loan from China Merchant Bank (7.80% annual interest rate, due on June 18, 2014)	-	320,051

Total	$2,950,794	$2,960,474

The above loans are guaranteed by affiliate companies controlled by the CEO or his family members. The interest expense for the nine months ended February 28, 2015 and 2014 was $144,897 and $183,743, respectively.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - TAXES PAYABLE

Taxes payable as of February 28, 2015 and May 31, 2014 are as follows:

	February 28,	May 31,
	2015	2014
Corporate income tax	$-	$1,694,388
Value-added tax	590,895	985,580
Other taxes & fees	259,292	260,448
Total	$850,187	$2,940,416

NOTE 9 - INCOME TAXES

Changzhou Huayue Electronics Co., Ltd was registered in the PRC and qualified as a high-tech company, and is entitled to a preferential tax rate of 15% through November, 2014.

For the three months ended February 28, 2015 and 2014, Changzhou Huayue Electronics Co., Ltd recorded income tax expense of $223,197 and $45,682, respectively, and for the nine months ended February 28, 2015 and 2014 were $289,031 and $430,004, respectively.

(i) The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended February 28,
	2015	2014
Current	$822,346	$241,059
Deferred	(599,149)	(195,377)
Total income tax expense (benefit)	$223,197	$45,682

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - INCOME TAXES (Continued)

	For the Nine Months Ended February 28,
	2015	2014
Current	$1,095,439	$867,248
Deferred	(806,408)	(437,244)
Total income tax expense (benefit)	$289,031	$430,004

 (ii) The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	February 28,	May 31,
	2015	2014
		(Restated)
Current assets and liabilities
Accounts receivable allowances	$857,654	$135,378
Advances to supplies allowances	32,691	18,423
Inventory reserve	228,564	228,564
Deferred revenue	33,986	10,766
Total deferred tax assets - current	1,152,895	393,131

Long term assets and liabilities
Deferred revenue	58,629	24,673
Accumulative depreciation	9,701	9,813
Total deferred tax assets - non current	68,330	34,486
Total deferred tax assets, net	$1,221,225	$427,617

NOTE 10 – CONCENTRATIONS

For the nine months ended February 28, 2015, two major customers accounted for approximately 17.9% and 13.9% of the total sales. For the three months ended February 28, 2015, three major customers accounted for more than 10% of the Company’s total sales.

For the nine months ended February 28, 2015, one major supplier accounted for approximately 88% of the Company’s total purchases. For the three months ended February 28, 2015, one major supplier accounted for approximately 47% of the Company’s total purchases.

HUAYUE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - CONTINGENCIES

Guarantee:

On March 13, 2013, the Company signed an agreement with China Industry and Commerce Bank under which the Company guaranteed borrowings of Changzhou Hanyu Electronics Inc, a related party, for bank credit (including loans, notes payable, letter of credit and other credit forms) up to RMB 5.1 million, approximately $823,000 USD. The guarantee is effective from March 16, 2014 to March 15, 2015.

Shares to be issued

On March 12, 2013 the Company entered into a written agreement with Buckman, Buckman & Reid, Inc. (“BB&R”). The agreement provides that for a one year term BB&R will serve as exclusive consultant to the Company in connection with corporate structure, public market strategies and fundraising activities. In partial compensation for the services of BB&R, the Company committed to sell to BB&R for nominal consideration common stock equal to five percent of the outstanding shares of Company common stock on a fully-diluted basis. Such agreement has been fulfilled through transfer of shares from Ms. Li Xinmei, a Director of the Company and Mr. Pan Shudong’s wife, to BB&R during the nine months ended February 28, 2015.

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

A growing aspect of our lighting business is our participation in energy management contracts (“EMC”). In this business model, energy efficient equipment is sold to an end user on a payment plan designed to net no cost to the customer: payments by the customer are scheduled to conform to the savings realized from use of the energy efficient equipment. Changzhou Huayue offers this option to customers directly as well as to contractors as part of a broader EMC program. Although an EMC sale results in significantly longer payment terms than a conventional net-90 day’s sale, profit margins on EMC sales are far higher than on conventional sales, as customers are much less price-resistant in the EMC model.

During the recently completed third quarter of fiscal year 2015, we effected the conversion of our business to a fully-EMC model. We have terminated our capacitor sales. And our lighting sales are now almost exclusively made through EMC relationships. We believe that this focus offers us the best opportunity to compete successfully with the massive international lighting companies that are making inroads into the China marked.

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

Results of Operations

The following data is derived from the Company’s Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended February 28, 2015 and 2014:

	For the Three Months Ended February 28,
	2015	2014	Change	Percentage
Net sales	656,297	2,716,495	(2,060,198)	-76%
Cost of goods sold	525,768	2,051,864	(1,526,096)	-74%
Gross profit	130,529	664,631	(534,102)	-80%
Gross Profit Margin %	20%	24%	-5%	-19%
Selling expenses	16,077	19,425	(3,348)	-17%
General and administrative expenses	2,705,562	1,467,067	1,238,495	84%
Income (loss) from operations	(2,591,110)	(821,861)	(1,769,249)	215%
Interest expense, net	202	(96,809)	97,011	-100%
Other income	4,110,924	64,901	4,046,023	6234%
Income (loss) before income taxes	1,520,016	(853,769)	2,373,785	-278%
Total income tax provision	223,197	45,682	177,515	389%
Net income (loss)	1,296,819	(899,451)	2,196,270	-244%
Basic and diluted earnings per common share	0.04	(0.03)	0.07	-244%

	For the Nine Months Ended February 28,
	2015	2014	Change	Percentage
Net sales	6,939,869	10,512,539	(3,572,670)	-34%
Cost of goods sold	3,848,928	5,702,963	(1,854,035)	-33%
Gross profit	3,090,941	4,809,576	(1,718,635)	-36%
Gross Profit Margin %	45%	46%	-1%	-3%
Selling expenses	29,568	45,272	(15,704)	-35%
General and administrative expenses	5,256,279	2,882,597	2,373,682	82%
Income (loss) from operations	(2,194,906)	1,881,707	(4,076,613)	-217%
Interest expense, net	1,117	(219,633)	220,750	-101%
Other income	4,120,660	212,067	3,908,593	1843%
Income (loss) before income taxes	1,926,871	1,874,141	52,730	3%
Total income tax provision	289,031	430,004	(140,973)	-33%
Net income (loss)	1,637,840	1,444,137	193,703	13%
Basic and diluted earnings per common share	0.05	0.05	0.01	13%

Sales

As noted above, the quarter completed on February 28, 2015 marked our new business model:  a full commitment to EMC marketing. We terminated our capacitor business, and focused lighting marketing almost exclusively on developing EMC relationships. The disruption caused by this re-focusing, combined with the occasion of the two-week Spring Festival in February, when little work is performed throughout China, resulted in markedly low sales volume during the quarter. The following table shows the effect of these two factors on our sales volume and the components of sales during the third quarter and first nine months of fiscal 2015 and fiscal 2014:

	For the Three Months Ended February 28,
	2015	% of total sales of 2015	2014	% of total sales of 2014	Change	Percentage
Electrolytic capacitors	3,570	1%	476,932	18%	(473,362)	-99%
Energy efficient lighting	150,624	23%	2,195,217	80%	(2,044,593)	-93%
EMC	502,103	77%	44,346	2%	457,757	1032%
Total	656,297		2,716,495		(2,060,197)	-76%

	For the Nine Months Ended February 28,
	2015	% of total sales of 2015	2014	% of total sales of 2014	Change	Percentage
Electrolytic capacitors	1,025,762	15%	1,204,491	11%	(178,729)	-15%
Energy efficient lighting	2,430,645	35%	6,903,260	66%	(4,472,615)	-65%
EMC	3,483,462	50%	2,404,788	23%	1,078,674	45%
Total	6,939,869		10,512,539		(3,572,670)	-34%

 Our decision to reduce conventional sales of lighting products in favor of developing EMC relationships was caused by our perception of the lighting market in China.  Recently we have been finding our standard lighting sales to be increasingly difficult due to competition. More and more competitors are entering into this market and lighting products are innovating rapidly.  New lighting products, such as WIFI, mobile phone and internet controlled lightings, are becoming the new trend in the market. To gain competitive traction in these circumstances, we now focus the greater part of our sales effort on our program to generate lighting sales in connection with an energy management contract (“EMC”). The EMC extends the payment term for the sale over the period when energy savings will allow the customer to recoup the cost of the lighting. Because the EMC promises our customer new lighting with no impact on the customer's cash flow, we are better able to attract customers away from our larger competitors.

We entered into a number of EMC contracts during fiscal 2014 and during the nine months ended February 28, 2015. As a result, $3,483,462 revenue from those contracts (50% of our lighting revenue) was recognized during the nine months ended February 28, 2015. However, unlike sales with conventional net-90 terms, the revenue from EMC sales is recorded over an extended period of time. For example, during the nine months ended February 28, 2015, in addition to the $3,483,462 revenue that we recorded, EMC sales caused the investment in sales-type lease item on our balance sheet to increase by $3,089,237. So changing our marketing focus to the EMC program, while slowing the growth of our lighting products revenue in the near term, will help us build a foundation for future profitability.

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


We are in the final stages of securing an international distribution network and the governmental approvals necessary for international sales. We expect international sales to yield a significant portion of our revenue in fiscal 2016.


The EMC program, although it delays our revenue recognition, allows us to demand very high margins on EMC sales. We have entered into a number of EMC contracts during fiscal 2014 and for the nine months ended February 28, 2015, and we expect more EMC contracts will be signed in future periods.

	Our engineers continue to enhance our existing products and develop new lighting products, each of which opens a new submarket for us.

Gross profit

The profitability of our sales decreased for the three months ended February 28, 2015, during which we achieved a gross margin of 20% compared to 24% gross margin recorded for the same period in 2014. The primary reason for the decreased profit margin was the inefficiency resulting from our re-focusing of operations. As a result of the decrease in gross margin and the 76% decrease in sales, gross profit for the three months ended February 28, 2015 decreased to $130,528, a decrease of $534,103, or 80%, from the third quarter of fiscal 2014

Because of the disruption in the third quarter, the profitability of our sales also decreased for the nine months ended February 28, 2015, during which we achieved a gross margin of 45% compared to 46% gross margin recorded for the same period in 2014.  The decreased profitability was also caused by our liquidation of capacitor inventory at low margins. As a result of the decrease in gross margin and the 34% decrease in sales, gross profit for the nine months ended February 28, 2015 decreased to $3,090,940, a decrease of $1,718,636, or 36%, from $4,809,576 recorded during the nine months ended February 28, 2015.

Expenses

Total operating expenses for the three months ended February 28, 2015 were $2,721,639, an increase of $1,235,147, or 83%, from $1,486,492 recorded for the same period in 2014. Total operating expenses for the nine months ended February 28, 2015 were $5,285,847, an increase of $2,357,978, or 81%, from $2,927,869 recorded for the same period in 2014. The primary reason for the increases was the bad debt expense of $2,542,144 recorded during the three months ended February 28, 2015 and bad debt expense of $4,918,861 recorded during the recent nine months. The bad debt expense included advances to vendors and other receivables, but was primarily related to accounts receivable. The Company evaluates the collectability of its receivables by aging schedules. The provision for doubtful accounts was increased as of February 28, 2015 due to the increased balance of accounts receivable aged over one year.

Because of our increased G&A expenses, we realized an operating loss of $2,591,110 for the three months ended February 28, 2015, compared to an operating loss of $821,861 for the three months ended February 28, 2014. We realized an operating loss of $2,194,906 for the nine months ended February 28, 2015, compared to an operating profit of $1,881,707 for the nine months ended February 28, 2014.”

We rely on short-term bank debt for our liquidity. For the three months ended February 28, 2015, interest expense was $58,474, compared to $96,809 for the same period in 2014. For the nine months ended February 28, 2015, interest expense was $144,897, compared to $219,633 for the same period of fiscal 2014. The decrease in interest expense is primarily due to a decrease of principal balances. As discussed below, we hope to access the international capital markets to obtain equity funding to pay off the debt and further reduce this cost and our exposure to increasing interest rates.

We entered into a number of EMC contracts during fiscal 2014 and during the nine months ended February 28, 2015. Unlike sales with conventional net-90 terms, the revenue from EMC sales is recorded per present value, the unrecorded revenue will be recorded as interest income over an extended period of time. For the three months ended February 28, 2015, interest income was $58,676 and for the nine months ended February 28, 2015, interest expense was $146,014. As a result, on our Statements of Operations, we recorded net interest income of $202 for the quarter ended February 28, 2015 compared to net interest expense of $96,809 for the quarter ended February 28, 2014, and net interest income of $1,117 for the nine months ended February 28, 2015 compared to net interest expense of $218,633 for the nine months ended February 28, 2014.

For the reasons described above, our net income before tax for the three months ended February 28, 2015 was $1,520,016, compared to net loss before income tax of $853,769 for the three months ended February 28, 2014. Our net income before tax for the nine months ended February 28, 2015 was $1,926,871, an increase from net income before income tax of $1,874,141 for the nine months ended February 28, 2014. Due to the significant temporary difference between taxable income and accounting income, we had an income tax expense of $223,197 for the three months ended February 28, 2015, compared to $45,682 income tax expense for the three months ended February 28, 2014. We had an income tax expense of $289,031 for the nine months ended February 28, 2015, compared to $430,004 income tax expense for the nine months ended February 28, 2015.”

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars will result in translation adjustments. While our net income will be added to the retained earnings on our balance sheet, the translation adjustments will be added to a line item labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and PRC currencies than the success of our business.  During the three months ended February 28, 2015,  “accumulated other comprehensive income” was  reduced by $304,594. During the nine months then-ended,  “accumulated other comprehensive income” was reduced by $67,784.”

Liquidity and Capital Resources

Until recently the operations of the Company had been funded by contributions and short-term loans from our founder, Mr. Shudong Pan, and his family. In recent periods, however, we have developed bank lending relationships, which are now our primary source of liquidity. Today, our current liabilities are in large part made up of short term debt. Most of these debts have been guaranteed by related entities or secured by property owned by related parties. The proceeds of these loans have been utilized primarily to finance the development of our lighting business and the expanded sales effort for the new LED lighting products.

Throughout our history, in our efforts to achieve a substantial beachhead in the induction lighting market, we have offered our customers generous payment terms. Our standard payment terms are 90 days after delivery. However, for particularly attractive customers, with strong credit histories, we have applied a variety of payment practices. Our accrual of a $ $6,172,810 allowance for doubtful accounts, primarily related to aged accounts receivable, demonstrates the risk inherent in our practice of offering generous payment terms. In addition, our generous payment terms reduce our liquidity. The practice is harmful to our cash flow, particularly in light of the requirement that we prepay many of our vendors for raw materials and components, as discussed below.  Therefore, in connection without review of our financial condition at February 28, 2015, we have adopted a policy of writing-off any account that is more than one year old. This has significantly reduced our working capital, but makes our balance sheet stronger going forward. After taking into account the impairment of all but $3,157,486 of our accounts receivable, our working capital surplus at February 28, 2015 totaled $726,305.”

During the nine months ended February 28, 2015, we had net cash used in operating activities of $1,758,715 compared to cash provided by operating activities of $477,174 in the nine months ended February 28, 2014. The decrease of cash flow is primarily due to the increase in our investment in sales-type leases arising from EMC sales as well as sizeable advances that we have made to suppliers. In China, to secure a guaranteed supply of raw materials and components, it is common practice to make prepayments to your principal suppliers, often to the extent of several months’ requirements. That security is the purpose for the advances to suppliers totaling $1,796,028 on our February 28, 2015 balance sheet.

We used no cash in investing activities during the nine months ended February 28, 2015, compared to cash used in investing activities of $814,730 during same period in fiscal year 2014, when we were building out our manufacturing facility. Cash provided by financing activities was $1,496,441 during the nine months ended February 28, 2015, compared to cash provided by financing activities of $99,534 of same period in fiscal year 2014. The increase in net cash provided by financing activities was attributable to the  proceeds from related party loans..

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

Critical Accounting Policies and Estimates

Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the nine months ended February 28, 2015, there was one estimate made subject to a high degree of uncertainty and material to our results, which was the determination to make increases of $ $3,546,445, $1,277,295 and $95,121 in our allowance for bad debt on Accounts Receivable, Other Receivable and Advance to Suppliers, respectively.

Revenue Recognition for Energy Management Contract (“EMC”)

The Company commenced an “Energy management contract” program in fiscal 2014. Under the program, the Company provides the lighting products and the installation for the customers and the Company is compensated by a fee based on an agreement regarding the anticipated energy bill savings. The lighting products will belong to the customer at the end of the term, which is one to five years for current signed contracts. These agreements are classified as sales type leases in accordance with ASC 840, Leases.  The present value of the aggregate lease payment receivable is recorded as sales type lease revenue. For balance sheet purposes, the aggregate lease payments receivable are recorded net of unearned income as net investment in leases. The Company amortizes unearned income, or deferred revenue, to interest income over the lease term on an internal rate of return method.  The interest income for the nine months ended February 28, 2015 and 2014 were $143,472 and $67,932, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of February 28, 2015. Based on that evaluation, as well as the subsequent restatement of our financial statements as of May 31, 2014, as described in Note 1A to the Consolidated Financial Statements, our management determined that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of February 28, 2015.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3nd quarter of fiscal 2015.

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

Date: April 20, 2015	HUAYUE ELECTRONICS, INC. By: /s/ Pan Shudong Pan Shudong, Chief Executive Officer

By: /s/ Han Zhou
Han Zhou, Chief Financial Officer, Chief Accounting Officer