Form 10-K
period 2015-05-31
Huayue Electronics, Inc.
filed 2015-09-15
CIK 1315756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MAY 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-54205

HUAYUE ELECTRONICS, INC.

(Name of Registrant in its Charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

475 Park Avenue South, 30th Floor,
New York, NY 10016

(Address of Principal Executive Offices)

Issuer’s Telephone Number: 646-478-2676

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant’s  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was $9,350,000 based upon the closing sale price on November 30, 2014 of $0.55 per share.

As of September 15, 2015, there were 24,325,741 shares of common stock outstanding.

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

History

We were incorporated in Delaware on November 19, 2010 under the name China International Enterprise Corp. In 2011, we changed our name to HXT Holdings, Inc. On September 2, 2011, we acquired all of the outstanding capital stock of China Metal Holding, Inc. (“China Metal”), a privately-owned corporation formed in the State of Delaware. China Metal is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Changzhou Huayue Electronics Company, Limited (“Changzhou Huayue”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Changzhou Huayue is engaged in developing, manufacturing and selling high frequency induction lights and electrolytic capacitors. Changzhou Huayue’s offices and manufacturing facilities are located in China. Effective November 2, 2011, we changed our name to Huayue Electronics, Inc.

On April 23, 2015, we purchased a 51% interest in SavWatt Kazahstan Ltd. SavWatt Kazakhstan Ltd. was recently formed to engage in the business of manufacturing and distributing energy efficient products in Kazakhstan and other former Soviet Union countries.

In May 2015, we approved plans to dispose of China Metal, including our subsidiary Changzhou Huayue. On June 12, 2015, we consummated the sale of 100% of the outstanding stock of China Metal to Mr. Shudang Pan, our Chairman of the Board at such time and the Chief Executive Officer of Changzhou Huayue, in consideration of the sale and transfer by Mr. Pan to us of 10,000,000 shares of our outstanding common stock.

On July 24, 2015, our board of directors approved the change of our name to Tarsier Ltd., subject to stockholder approval.

On September 10, 2015, we entered into a purchase agreement to acquire 100% of the membership interests of BlueCo Energy LLC (“BlueCo”). BlueCo is engaged in the business of reselling energy in the State of New York.

Company Overview

After completing the reorganization of our business and management in May 2015 as discussed above, we intend to engage in the business of:

•	developing and selling LED street lighting and state-of-the-art Smart City technology;

•	providing large corporations, institutions, facilities and factories with energy management software and solutions;

•	providing energy audit services that help customers reduce their energy consumption and save money;

•	providing commercial and residential customers sustainable energy products; and

•	developing innovative energy-saving products, including LED light bulbs and fixtures, battery back-up systems and micro-grid technology.

Smart City Technology

Cities worldwide compete daily to engage and attract new residents, businesses and visitors. As a result, constant attention must be paid to providing safer neighborhoods, less stressful means of transportation, a vibrant economic climate and an overall better quality of life. Local and regional government leaders continue to look toward “Smart City” technology to provide a strong foundation on which they can build their city’s future. We plan to capitalize on this emerging opportunity by establishing our company as an innovative developer and provider of Smart City technology. We believe that the streetlight will become the eyes and ears of a city. Each streetlight pole is capable of illuminating, monitoring and protecting its assigned territory. Through advances in technology, the streetlight is quickly morphing into a multi-faceted observation tower capable of providing a city’s control center with important real-time data, including pedestrian activity, traffic flow, video surveillance and weather information. The newest LED lights can be Wi-Fi-enabled or equipped with BLE (Bluetooth Low Energy), VLC (Visual Light Communication) components that allow a city to build a vast data network that can be used to obtain and/or provide critical information and content to its workers, residents or visitors via their mobile devices.

We believe Smart Cities will not only be safer and more convenient cities, but they will be “greener,” more cost-effective cities as the advances in LED lighting can dramatically reduce a city’s energy consumption. We are in the process of developing and/or acquiring the innovative talent, patents and technology that we believe will be required to enable our company to be a driving force in shaping the cities of tomorrow. We plan on being pioneers as the world of utility merges with the worlds of convenience, data dissemination, media and lifestyle.

Energy Management Software and Solutions

While many companies have rightfully sought out more cost-effective energy suppliers, we intend to establish a team of innovators in the area of “energy consumption reduction.” By combining their expertise with a comprehensive energy management software solution, we believe we can help our clients to significantly reduce their energy cost without disrupting their respective businesses. We are currently negotiating to acquire this technology, which will be marketed under the name T-Flow Energy Management Software. If we are able to complete this software acquisition, of which there can be no assurances, we will be able to go into any large building, facility, campus or factory and monitor the energy demand of its equipment (e.g. HVAC, Heavy Machinery, Lighting, etc.). Our software would then continually provide the critical “load data” our clients need to effectively manage overall demand. Clients are compensated in the form of cash rebates for this access and we plan to participate in a percentage of that rebate in exchange for providing the software and monitoring services.

According to the Federal Energy Regulatory Commission, demand response (DR) is defined as “changes in electric usage by end-use customers from their normal consumption patterns in response to changes in the price of electricity over time, or to incentive payments designed to induce lower electricity use at times of high wholesale market prices or when system reliability is jeopardized.” DR includes all intentional modifications to consumption patterns of electricity of customers that are intended to alter the timing, level of instantaneous demand, or the total electricity consumption. It is expected that demand response programs will be designed to decrease electricity consumption or shift it from on-peak to off-peak periods depending on consumers’ preferences and lifestyles. Demand response activities are defined as “actions voluntarily taken by a consumer to adjust the amount or timing of his energy consumption”. Actions are generally in response to an economic signal (e.g. energy price, or government and/or utility incentive). Demand response is a reduction in demand designed to reduce peak demand or avoid system emergencies. As a result, demand response can be a more cost-effective alternative than adding generation capabilities to meet the peak and or occasional demand spikes. The underlying objective of DR is to actively engage customers in modifying their consumption in response to pricing signals. The goal is to reflect supply expectations through consumer price signals or controls and enable dynamic changes in consumption relative to price.

In electricity grids, DR can be used as a dynamic demand mechanism to manage customer consumption of electricity in response to supply conditions. For example, DR can be applied to have electricity customers reduce their consumption at critical times or in response to market prices. The difference is that demand response mechanisms respond to explicit requests to shut off, whereas dynamic demand devices passively shut off when stress in the grid is sensed. Demand response can involve actually curtailing power used or by starting on-site generation which may or may not be connected in parallel with the grid. This is a quite different concept from energy efficiency, which means using less power to perform the same tasks, on a continuous basis or whenever that task is performed. At the same time, demand response is a component of smart energy demand, which also includes energy efficiency, home and building energy management, distributed renewable resources, and electric vehicle charging.

Current demand response schemes are implemented with large and small commercial, as well as residential customers, often through the use of dedicated control systems to shed loads in response to a request by a utility or market price conditions. Services (lights, machines, air conditioning) are reduced according to a preplanned load prioritization scheme during the critical time frames. An alternative to load shedding is on-site generation of electricity to supplement the power grid. Under conditions of tight electricity supply, demand response can significantly decrease the peak price and, in general, electricity price volatility.

Demand response is generally used to refer to mechanisms used to encourage consumers to reduce demand, thereby reducing the peak demand for electricity. Since electrical generation and transmission systems are generally sized to correspond to peak demand (plus margin for forecasting error and unforeseen events), lowering peak demand reduces overall plant and capital cost requirements. Depending on the configuration of generation capacity, however, demand response may also be used to increase demand (load) at times of high production and low demand. Some systems may thereby encourage energy storage to arbitrage between periods of low and high demand (or low and high prices).

There are three types of demand response - emergency demand response, economic demand response and ancillary services demand response. Emergency demand response is employed to avoid involuntary service interruptions during times of supply scarcity. Economic demand response is employed to allow electricity customers to curtail their consumption when the productive or convenience of consuming that electricity is worth less to them than paying for the electricity. Ancillary services demand response consists of a number of specialty services that are needed to ensure the secure operation of the transmission grid and which have traditionally been provided by generators.

Energy Audits

Few commercial or residential energy customers are aware of how much energy they waste every single day. We plan to form a new division, to be known as Tarsier Advisors, to address this opportunity. The “energy audit” will not only help customers save money, but it will help the planet by reducing a consumer’s carbon footprint. In addition, it will help us build a credible dialogue with new customers, each of which will be in need of services such as: Sustainable Energy (Electric and Gas) - a service that we expect to provide through our Tarsier Energy division; LED Lighting - products that can be provided by our recently-formed Tarsier Innovation division; and Energy Management, a service that we expect to provide by our Tarsier Systems division. We believe this seamless vertical integration will help position us as a leader in energy, energy savings and Smart City technology.

LED Bulbs and Fixtures

Emitting more light per watt than incandescent bulbs and capable to lasting up to 100,000 hours, LED lights are revolutionizing the lighting industry. Unlike their virtually obsolete counterparts, LED lights contain no harmful ultraviolet rays, do not visibly flicker, and do not contain any toxic substances. Additionally, LED lighting can reduce energy consumption by as much as 80% when compared to traditional bulbs. As a result, the market for LED technology in the United States has grown from $7 billion to $10.7 billion this year alone.

Our Tarsier Innovation division, which was formed to engage in the development and sales of innovative energy-savings products, has aligned itself with manufacturers of quality LED products, including, but not limited to, LED streetlights and LED tubes, spots and floodlights. We plan to supply both residential customers and commercial businesses with LED lighting solutions. Our Tarsier Innovation division expects to work closely with municipalities and state governments interested in procuring LED lighting and other Smart City technology to not only provide them with the best possible solution, but to assist them in the procurement of financing from China-based lenders that are working closely with our Chinese manufacturing partners.

To spur adoption of energy efficient products, U.S. federal law mandated that all light bulbs become 30% more efficient by 2012. The Federal government currently offers tax deductions of up to $.60 per square foot if a new lighting system is installed that reduces power usage by 25% to 40% of the standard lighting power values specified by AHSRAE standard 90.1-2001. As a result of these incentives and intensified marketing by LED manufacturers and retailers, the LED market in the United States is expected to be valued at $20.4 billion by the end of 2015.

The lighting industry is intensely competitive and many of our competitors are large, well-funded companies that have substantially larger staffs, manufacturing and distribution facilities and financial resources than we have at the present time. In the LED market, we will compete with companies that manufacture or sell nitride-based LED chips as well as those that sell LED components. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than we are able to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average sales prices.

We also will compete with major lighting manufacturers, including General Electric, Philips and Sylvania. Although these companies have established reputations in the marketplace, we believe we can establish our company as a trusted brand because essentially everyone is a newcomer to the LED space. In addition, while these larger companies have more intensive research and development, sales and marketing resources, we believe our smaller infrastructure should allow us to be more nimble, be able to bring new innovations to market faster and be more price competitive as we too are working with high-yield manufacturers. While we also face competition from smaller U.S.-based lighting companies, we believe or product innovation, as well as our branding and marketing expertise, will help us rise above the weakest competition and stay head-to-head with the best competitors in the marketplace.

We intend to gain market share is by vertically integrating our energy audit businesses, our energy reselling business and our LED products business. We believe that clients that engage in an energy audit will also be seeking out cost-effective, energy-consumption-reducing LED products. Similarly, we believe our Tarsier Energy division customers will have a similar need as they seek to reduce energy costs by reducing consumption. We are currently in the process of developing an online retail portal that will allow both commercial and residential customers to purchase lighting products online. It is currently contemplated that our Tarsier Energy and Tarsier Advisors division clients will have the opportunity to redeem rebate certificates we provide to them on this site to secure a variety of LED lights at a substantial savings.

Micro-Grid/Battery Back Up

In October 2012, Hurricane Sandy devastated power infrastructures from Jamaica and Cuba to New York City and beyond. Power was disrupted to millions of families and businesses for days, weeks and even months. Electric grid vulnerability was back in the mind of government leaders, emergency management personnel and even customers. The advances in battery technology over the last decade is palpable. The purchases of electric cars have gone well beyond the “early adopters” and into the mainstream. Fledgling companies like Tesla have emerged as formidable competition for Detroit’s oldest brands, and Tesla has recently announced that it has set its sights on other major applications for its innovative battery technologies. We also plan to become a formidable competitor in the world of battery storage and micro-grid technology. While the world has embraced the concept of “energy saving,” there is still a heavy reliance on the worldwide energy grid, the complex system of energy supply that spans the globe. Ultimately, it is those that achieve total independence from this energy grid that will be the least vulnerable and most valuable. Over the next several years, our Tarsier Innovation division plans to forge new ground in battery storage and micro-grid technology. As discussed above, we are currently negotiating to acquire a software program that can manage energy that is purchased at “off peak” times, when costs are lower, stored on a battery and re-deployed during peak times when energy costs typically are higher. However, there can be no assurance that we will successfully complete such acquisition.

Energy Reselling

We recently entered into an agreement to acquire BlueCo Energy LLC, a New York ESCO (Energy Savings Company). BlueCo has historically served approximately 5,000 customers within New York state. If acquired, BlueCo will adopt the Tarsier Energy brand. The current plan is for Tarsier Energy to continue to offer a variety of pricing models, which include fixed-price plans, BlueCo’s flat-rate plan for natural gas, and variable-price plan for some of BlueCo’s natural gas and electricity customers. Under our fixed price service options, our customers will purchase natural gas and electricity at a fixed price over the life of the customer contract, which provides our customers with protection against increases in natural gas and electricity prices. Our fixed-price contracts will typically have a term of one to two years for residential customers and up to three years for commercial customers. Most will provide for an early termination fee in the event that the customer terminates service prior to the expiration of the contract term. Our variable-price service options will provide for a month-to-month term and they will be priced based on our forecasts of underlying commodity prices and other market factors, including the competitive landscape in the market and the regulatory environment. For instance, in a typical market, we can offer fixed-price electricity plans for 6, 12 and 24 months and natural gas plans from 12 to 24 months, which may come with or without a monthly service fee and/or a termination fee. We can also offer variable price natural gas and electricity plans that offer an introductory fixed price that is generally applied for a certain number of billing cycles, typically two billing cycles in our current markets, then switches to a variable price based on market conditions. Our variable plans may or may not provide for a termination fee, depending on the market and customer type.

Our Tarsier Energy division also plans to offer renewable and carbon neutral (“green”) products in certain markets. Green energy products are a growing market opportunity and typically provide increased unit margins as a result of improved customer satisfaction and less competition. Renewable electricity products allow customers to choose electricity sourced from wind, solar, hydroelectric and bio fuels sources, through the purchase of renewable energy credits (“RECs”). Carbon neutral gas products give customers the option to reduce or eliminate the carbon footprint associated with their energy usage through the purchase of carbon offset credits. These products typically provide for fixed or variable prices and generally follow the terms of our other products with the added benefit of carbon reduction and reduced environmental impact.

We plan to identify market opportunities by redeveloping price curves in each of the markets we serve and comparing the market prices and the price the local regulated utility is offering. We can then determine if there is an opportunity in a particular market based on our ability to create an attractive customer value proposition that is also able to enhance our profitability. The attractiveness of a product from a consumer’s standpoint is based on a variety of factors, including overall pricing, price stability, contract term, sources of generation and environmental impact and whether or not the contract provides for termination and other fees. Product pricing will also be based on several other factors, including the cost to acquire customers in the market, the competitive landscape and supply issues that may affect pricing.

Once a product has been created for a particular market, we plan to develop a marketing campaign using a combination of sales channels, with an emphasis on door-to-door marketing, outbound telemarketing, event marketing, geo-targeted internet advertising/social media and local advertising/PR. We plan to identify and acquire customers through a variety of additional sales channels, including our inbound customer care call center, online marketing, email marketing, direct mail, direct sales, brokers and consultants. We also believe that our uniqueness will be that both our Energy Audit and Energy Management divisions will help us identify new customers and vice versa. We plan on entering into non-exclusive arrangements with independent sales, marketing and public relations vendors and our marketing team will continually monitor their effectiveness. We will track our customer acquisition costs to ensure that we are maximizing the return on our marketing dollars.

Our management and marketing teams will not only devote significant attention to customer acquisition, but both a “refer-a-friend” incentive and a “loyalty” incentive program will be developed. We will continually educate our customers and keep them informed of their historical usage, attrition rates and consumer behavior so we can continue to build trust. This will also allow us to specifically tailor competitive products that aim to maximize the total expected return from energy sales to a specific customer. This is what we refer to as Customer Lifetime Value (CLV).

We plan to hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets through short and long term contracts. Our in-house energy supply team will be responsible for managing our commodity positions (including energy procurement, capacity, transmission, renewable energy, and resource adequacy requirements) within risk tolerance as defined by our risk management policies. We plan to procure our natural gas and electricity requirements at various trading hubs, city gates and load zones. When we procure commodities at trading hubs, we will be responsible for delivery to the applicable local regulated utility for distribution.

We plan to purchase physical natural gas supply from several counter parties in the wholesale natural gas market. We plan to periodically adjust our portfolio of purchase/sale contracts based upon continual analysis of our forecasted load requirements. Natural gas will then be delivered to the local regulated utility city-gate or other specified delivery points where the local regulated utility takes control of the natural gas and delivers it to individual customers’ locations.

In most markets, we will typically hedge our electricity exposure with financial products and then purchase the physical power directly from the Independent System Operator (“ISO”) for delivery. From time to time, we plan to use a combination of physical and financial products to hedge our electricity exposure before buying physical electricity in the day ahead real-time market from the ISO.

We will be assessed monthly for ancillary charges, such as reserves and capacity in the electricity sector by the ISOs. For instance, the ISOs will charge all retail electricity providers for monthly reserves that the ISO determines are necessary to protect the integrity of the grid. We attempt to estimate such amounts but they are difficult to estimate because they are charged in arrears by the ISOs and are subject to fluctuations based on weather and other market conditions. Many of the utilities we will serve will also allocate natural gas transportation and storage assets to us as a part of their competitive choice program. We will be required to fill our allocated storage capacity with natural gas, which creates commodity supply and price risk. Sometimes we will not be able to hedge the volumes associated with these assets because they will be too small compared to the much larger bulk transaction volumes required for trades in the wholesale market or it will not be economically feasible to do so.

The markets in which we will operate are highly competitive. In markets that are open to competitive choice of retail energy suppliers, our primary competition will come from the incumbent utility and other independent retail energy companies. In the electricity sector, these competitors will include larger, well-capitalized energy retailers such as Direct Energy, Inc., FirstEnergy Solutions Inc., Just Energy Group Inc. and NRG Energy. We also will compete with small local retail energy providers in the electricity sector that are focused exclusively on certain markets. Each market has a different group of local retail energy providers. With respect to natural gas, our national competitors will be primarily Direct Energy and Constellation Energy. Our national competitors will generally have diversified energy platforms with multiple marketing approaches and broad geographic coverage similar to us. Competition in each case will be based primarily on product offering, price and customer service.

If we complete our acquisition of BlueCo, we will operate in the highly-regulated natural gas and electricity retail sales industry. We will be required to comply with the legislation and regulations in these jurisdictions in order to maintain our licensed status and to continue our operations, and to obtain the necessary licenses in jurisdictions in which we plan to compete. Licensing requirements vary by state, but generally involve regular, standardized reporting in order to maintain a license in good standing with the state commission responsible for regulating retail electricity and gas suppliers. There is potential for changes to state legislation and regulatory measures addressing licensing requirements that may impact our business model in the applicable jurisdiction. In addition, our marketing activities and customer enrollment procedures are subject to rules and regulations at the state and federal level, and failure to comply with requirements imposed by federal and state regulatory authorities could impact our licensing in a particular market.

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

WE ARE AN EARLY-STAGE COMPANY AND HAVE A LIMITED HISTORY OF OPERATIONS IN OUR CURRENT LINES OF BUSINESS, MAKING AN EVALUATION OF US EXTREMELY DIFFICULT. AT THIS STAGE, EVEN WITH OUR GOOD FAITH EFFORTS, THERE IS NOTHING ON WHICH TO BASE AN ASSUMPTION THAT WE WILL BECOME PROFITABLE OR GENERATE ANY SIGNIFICANT AMOUNT OF REVENUES.

We have only a limited operating history in our current lines of business on which you can evaluate our business, financial condition and operating results. We have not yet recognized revenues from our continuing operations, and since we divested our former Changzhou Huayue subsidiary we have incurred significant operating losses and negative cash flows. We have been focused on start-up activities and business plan development since we divested our former Changzhou Huayue subsidiary. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees. If we cannot achieve operating profitability, we may not be able to meet our working capital requirements, which will have a material adverse effect on our operating results and financial condition.

WE WILL REQUIRE ADDITIONAL FINANCING IN ORDER TO IMPLEMENT OUR BUSINESS PLAN. IN THE EVENT WE ARE UNABLE TO ACQUIRE ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO IMPLEMEENT OUR BUSINESS PLAN RESULTING IN A LOSS OF REVENUES AND ULTIMATELY THE LOSS OF YOUR INVESTMENT.

We require immediate financing to put our anticipated business into action. We plan to raise working capital additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, such financing may be on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

THE LOSS OR UNAVILABILITY TO US OF MR. SUTTON’S SERVICES WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, OPERATIONS AND PROSPECTS IN THAT WE MAY NOT BE ABLE TO OBTAIN NEW MANAGEMENT UNDER THE SAME FINANCIAL ARRANGEMENTS, WHICH COULD RESULT IN A LOSS OF YOUR INVESTMENT.

Our business plan is significantly dependent upon the abilities and continued participation of Mr. Isaac Sutton, our Chief Executive Officer and a director. It would be difficult to replace Mr. Sutton at our early stage of development. The loss by or unavailability to us of Mr. Sutton’s services would have an adverse effect on our business, operations and prospects. In the event that we are unable to locate or employ personnel to replace Mr. Sutton, we would likely be required to cease pursuing our business opportunity, which would result in a loss of your investment.

BUSINESS RISKS

Business risks are risks that are associated with general business conditions, the economy and our operations. Business risks are not risks associated with our specific investments or an offering of our securities.

OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND BUSINESS COULD BE HARMED IF WE WERE UNABLE TO BALANCE CUSTOMER DEMAND AND CAPACITY.

As customer demand for our products changes, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. If we experience delays or unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE GLOBAL ECONOMIC DOWNTURN, THE CONTINUING UNCERTAINTIES IN THE FINANCIAL MARKETS AND OUR, OR OUR CUSTOMERS’ OR SUPPLIERS’ ABILITY TO ACCESS THE CAPITAL MARKETS.

Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. We are unable to predict the likely duration and severity of the current global economic downturn or disruptions in the financial markets. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected.

IF WE FAIL TO EVALUATE, IMPLEMENT AND INTEGRATE STRATEGIC OPPORTUNITIES SUCCESSFULLY, OUR BUSINESS MAY SUFFER.

As we continue with our corporate reorganization, which we commenced in April 2015, we are evaluating strategic opportunities available to us for product, technology or business acquisitions. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business.

We may not be able to adequately address these risks or any other problems that arise from any future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations or financial condition.

WE FACE SIGNIFICANT CHALLENGES MANAGING OUR GROWTH.

We plan to transform our business to support a global components and LED lighting product customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

•	maintain or contract for adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	expand research and development, sales and marketing, technical support, distribution capabilities and administrative functions;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers; and

•	attract and retain qualified employees.

While we intend to focus on managing our costs and expenses during the extremely challenging economic environment, over the long term, we expect to invest substantially to support our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities.

In connection with our efforts to cost-effectively manage our growth, we will initially produce our products overseas and will rely on subcontractors for production capacity, logistics support and certain administrative functions, such as payroll processing. If these service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or impact employee morale. Our operations may also be negatively impacted if any of these service providers do not have the financial capability to withstand the continuing financial downturn.

WE ARE SUBJECT TO COMMODITY PRICE RISK.

If we consummate our acquisition of BlueCo, our financial results will be largely dependent on the prices at which we can acquire the commodities we resell. The prevailing market prices for natural gas and electricity have historically, and may continue to, fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition and cash flows. Changes in market prices for natural gas and electricity may result from many factors that are outside of our control, including the following:

•	weather conditions;

•	seasonality;

•	demand for energy commodities and general economic conditions;

•	disruption of natural gas or electricity transmission or transportation infrastructure or other constraints or inefficiencies;

•	reduction or unavailability of generating capacity, including temporary outages, mothballing, or retirements;

•	the level of prices and availability of natural gas and competing energy sources, including the impact of changes in environmental regulations impacting suppliers;

•	the creditworthiness or bankruptcy or other financial distress of market participants;

•	changes in market liquidity;

•	natural disasters, wars, embargoes, acts of terrorism and other catastrophic events;

•	federal, state, foreign and other governmental regulation and legislation; and

•	demand side management, conservation, alternative or renewable energy sources.

Additionally, significant changes in the pricing methods in the wholesale markets in which we operate could affect our commodity prices. Regulatory policies concerning how markets are structured, how compensation is provided for service, and the kinds of different services that can or must be offered, may change and could have significant impacts on our costs of doing business.

OUR FINANCIAL RESULTS MAY BE ADVERSELY IMPACTED BY WEATHER CONDITIONS.

Weather conditions directly influence the demand for and availability of natural gas and electricity offered by BlueCo and affect the prices of energy commodities. Generally, on most utility systems, demand for natural gas peaks in the winter and demand for electricity peaks in the summer. Typically, when winters are warmer or summers are cooler, demand for energy is lower than expected, resulting in less natural gas and electricity consumption than forecasted. When demand is below anticipated levels due to weather patterns, BlueCo may be forced to sell excess supply at prices below our acquisition cost, which could result in reduced margins or even losses.

Conversely, when winters are colder or summers are warmer, consumption may outpace the volumes of natural gas and electricity against which BlueCo has hedged, and BlueCo may be unable to meet increased demand with storage or swing supply. In these circumstances, BlueCo may experience reduced margins or even losses if it is required to purchase additional supply at higher prices. If we complete our acquisition of BlueCo, BlueCo’s failure to accurately anticipate demand due to fluctuations in weather or to effectively manage its supply in response to a fluctuating commodity price environment could negatively impact our financial results.

BLUECO’S RISK MANAGEMENT POLICIES AND HEDGING PROCEDURES MAY NOT MITIGATE RISK AS PLANNED, AND BLUECO MAY FAIL TO FULLY OR EFFECTIVELY HEDGE OUR COMMODITY SUPPLY AND PRICE RISK EXPOSURE AGAINST CHANGES IN CONSUMPTION VOLUMES OR MARKET RATES.

To provide energy to its customers, BlueCo purchases the relevant commodity in the wholesale energy markets, which are often highly volatile. BlueCo’s commodity risk management strategy is designed to hedge substantially all of its forecasted volumes on its fixed- price customer contracts, as well as a portion of the near-term volumes on its variable-price customer contracts. BlueCo uses both physical and financial products to hedge its fixed-price exposure. The efficacy of BlueCo’s risk management program may be adversely impacted by unanticipated events and costs that BlueCo is not able to effectively hedge, including abnormal customer attrition and consumption, certain variable costs associated with electricity grid reliability, pricing differences in the local markets for local delivery of commodities, unanticipated events that impact supply and demand, such as extreme weather, and abrupt changes in the markets for, or availability or cost of, financial instruments that help to hedge commodity price.

BlueCo is exposed to basis risk in its operations when the commodities it hedges are sold at different delivery points from the exposure BlueCo is seeking to hedge. For example, if BlueCo hedges its natural gas commodity price with New York basis but physical supply must be delivered to the individual delivery points of specific utility systems around the New York metropolitan area, BlueCo is exposed to basis risk between the New York basis and the individual utility system delivery points. These differences can be significant from time to time, particularly during extreme, unforecasted cold weather conditions. Similarly, in certain of its electricity markets, customers pay the load zone price for electricity, so if BlueCo purchases supply to be delivered at a hub, it may have basis risk between the hub and the load zone electricity prices due to local congestion that is not reflected in the hub price. BlueCo attempts to hedge basis risk where possible, but hedging instruments are sometimes not economically feasible or available in the smaller quantities that BlueCo requires.

In addition, BlueCo incurs costs monthly for ancillary charges such as reserves and capacity in the electricity sector by ISOs. For instance, the ISOs will charge all retail electricity providers for monthly reserves that the ISO determines are necessary to protect the integrity of the grid. BlueCo attempts to estimate such amounts but they are difficult to estimate because they are charged in arrears by the ISOs and are subject to fluctuations based on weather and other market conditions. BlueCo may be unable to fully pass the higher cost of ancillary reserves and reliability services through to its customers, and increases in the cost of these ancillary reserves and reliability services could negatively impact its results of operations.

Additionally, assumptions that BlueCo uses in establishing its hedges may reduce the effectiveness of its hedging instruments. Considerations that may affect its hedging policies include, but are not limited to, human error, assumptions about customer attrition, the relationship of prices at different trading or delivery points, assumptions about future weather, and its load forecasting models.

Many of the natural gas utilities BlueCo serves allocate a share of transportation and storage capacity to BlueCo as a part of their competitive market operations. BlueCo is required to fill its allocated storage capacity with natural gas, which creates commodity supply and price risk. Sometimes BlueCo cannot hedge the volumes associated with these assets because they are too small compared to the much larger bulk transaction volumes required for trades in the wholesale market or it is not economically feasible to do so. In some regulatory programs or under some contracts, this capacity may be subject to recall by the utilities, which could have the effect of BlueCo being required to access the spot market to cover such recall.

BLUECO DEPENDS ON CONSISTENT REGULATION WITHIN A PARTICULAR UTILITY TERRITORY (OR STATE), AS WELL AS AT THE FEDERAL LEVEL, TO PERMIT IT TO OPERATE IN RESTRICTIVE, COMPETITIVE SEGMENTS OF THE NATURAL GAS AND ELECTRICITY INDUSTRIES. IF COMPETITIVE RESTRUCTURING OF THE NATURAL GAS AND ELECTRICITY UTILITY INDUSTRIES IS ALTERED, REVERSED, DISCONTINUED OR DELAYED, BLUECO’S BUSINESS PROSPECTS AND FINANCIAL RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

BlueCo operates in the highly regulated natural gas and electricity retail sales industry. Regulations may be revised or reinterpreted or new laws and regulations may be adopted or become applicable to it or its operations. Such changes may have a detrimental impact on its business.

In certain restructured energy markets, state legislatures, governmental agencies and/or other interested parties have made proposals to fully or partially re-regulate these markets, which would interfere with BlueCo’s ability to do business. If we complete our proposed acquisition of BlueCo, competitive restructuring of natural gas or electricity markets is altered, reversed, discontinued or delayed, our financial results could be adversely affected.

THE RETAIL ENERGY BUSINESS IS SUBJECT TO A HIGH LEVEL OF FEDERAL, STATE AND LOCAL REGULATION.

State, federal and local rules and regulations affecting the retail energy business are subject to change, which may adversely impact our business model. BlueCo’s costs of doing business may fluctuate based on these regulatory changes. For example, many electricity markets have rate caps, and changes to these rate caps by regulators can impact future price exposure. Similarly, regulatory changes can result in new fees or charges that may not have been anticipated when existing retail contracts were drafted, which can create financial exposure. For example, mandates to purchase a certain quantity or type of electricity capacity can create unanticipated costs. BlueCo’s ability to manage cost increases that result from regulatory changes will depend, in part, on how the “change in law provisions” of its contracts are interpreted and enforced, among other factors.

Operators of systems providing for the delivery of natural gas and electricity maintain detailed tariffs that are kept on file with regulators. These tariffs and market rules applicable to operators are often very long and complex, and often are subject to service provider proposals to change them. BlueCo may not be able to prevent adoption of adverse tariff changes. Users of energy delivery systems also have rules and obligations applicable to them that are established by regulators. For instance, transactions involving a shipper’s release of interstate pipeline capacity are subject to regulation at the federal level. BlueCo’s failure to abide by tariffs, market rules or other delivery system rules may result in fines, penalties and damages.

BlueCo is also subject to regulatory scrutiny in all of our markets that can give rise to compliance fees, licensing fees, or enforcement penalties. Regulations vary widely in the markets in which it operates, and these regulations change from time to time. Failure to follow prescribed regulatory guidelines could result in customer complaints and regulatory sanctions.

In addition, regulators are continuously examining certain aspects of our industry. For example, a number of public utility commissions in the northeast are investigating the impact of the harsh weather conditions during the 2013-2014 winter season on consumers in their territories due to the number of consumer complaints attributable to high bills for the winter season and are urging FERC to investigate circumstances during that period in wholesale energy markets. This heightened regulatory scrutiny resulted in additional obligations on retailers in various markets to provide more detailed disclosures to consumers as well as additional and more stringent requirements on notifying customers when their fixed contract converts to variable pricing. These new regulations could adversely affect our customer attrition rates and cause us to incur higher compliance costs. To the extent any of these commissions takes further regulatory action to address these complaints, such as imposing limits on products, services, rates or other business limitations, our business prospects in these regions could be materially adversely affected.

In addition, door-to-door marketing and outbound telemarketing are a significant part of our marketing efforts. Each of these channels is continually under scrutiny by state and federal regulators and legislators. If we complete our acquisition of BlueCo, additional regulation or restriction of these marketing practices could negatively impact BlueCo’s customer acquisition plan, and therefore our financial results.

BLUECO’S BUSINESS IS DEPENDENT ON RETAINING LICENSES IN THE MARKETS IN WHICH WE OPERATE.

BlueCo generally must apply to the relevant state utility commission to become a retail marketer of natural gas and/or electricity in the markets that it serves. Approval by the state regulatory body is subject to its understanding of and compliance with various federal, state and local regulations that govern the activities of retail marketers. If BlueCo fails to comply with any of these regulations, it could suffer certain consequences, which may include:

•	higher customer complaints and increased unanticipated attrition;

•	damage to its reputation with customers and regulators; and

•	increased regulatory scrutiny and sanctions, including fines and termination of its license.

BlueCo’s business model is dependent on continuing to be licensed in existing markets. If BlueCo has a license revoked or is not granted renewal of a license, or if its license is adversely conditioned or modified (e.g., by increased bond posting obligations), its financial results could be materially negatively impacted, which could materially negatively impact its financial results.

In addition, FERC regulates the sale of wholesale electricity by requiring BlueCo and other companies who sell into the wholesale market to obtain market-based rate authority. If we complete our proposed acquisition of BlueCo and if that authority were revoked, our financial results could be materially adversely affected.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND HAVE EVOLVING TECHNICAL REQUIREMENTS.

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride- based LED chips as well as those that sell LED components. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than we are able to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average sales prices.

AS A RESULT OF OUR CONTINUED EXPANSION IN LED COMPONENTS AND LED LIGHTING PRODUCTS, OUR CUSTOMERS MAY REDUCE ORDERS.

Through acquisitions and organic growth, we intend to continue to expand in new markets for LED lighting products. In these new markets, some of our customers may perceive us as a competitor. In response, our customers may reduce their orders for our products. This reduction in orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON THE DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS.

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand sales and influence key customers to adopt our products; and

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities and at low enough costs for commercial sales.

OUR FINANCIAL RESULTS FLUCTUATE ON A SEASONAL AND QUARTERLY BASIS.

Our overall operating results are expected to fluctuate substantially on a seasonal basis depending on: (1) the geographic mix of our customer base; (2) the concentration of our product mix; (3) the impact of weather conditions on commodity pricing and demand, (4) variability in market prices for natural gas and electricity, and (5) changes in the cost of delivery of such commodities through energy delivery networks. These factors can have material short-term impacts on monthly and quarterly operating results, which may be misleading when considered outside of the context of our annual operating cycle. In addition, our accounts payable and accounts receivable are expected to be impacted by seasonality due to the timing differences between when we expect to pay our suppliers for accounts payable versus when we expect to collect from our customers on accounts receivable. We expect to typically pay our suppliers for purchases on a monthly basis. However, it takes approximately two months from the time BlueCo delivers the electricity or natural gas to its customers before it collects from its customers on accounts receivable attributable to those supplies. This timing difference could affect our future cash flows, especially during peak cycles in the winter and summer months. Furthermore, as a result of the anticipated seasonality of our business, we may reserve a portion of our excess cash available for distribution in the first and fourth quarters in order to fund our second and third quarter distributions. Because of the seasonal nature of our business and operating results, it may be difficult for investors to accurately and adequately value our business based on our interim result, which could materially negatively impact our financial results.

BLUECO MAY HAVE DIFFICULTY RETAINING CUSTOMERS OR OBTAINING A SIGNIFICANT NUMBER OF NEW CUSTOMERS.

A significant decrease in the retail price of natural gas or electricity may cause BlueCo’s customers to switch retail energy service providers during their contract terms to obtain more favorable prices. Although BlueCo generally has a right to collect a termination fee from each customer on a fixed-price contract who terminates their contract following such an event, it may not be able to collect the termination fees in full or at all. BlueCo’s variable-price contracts typically may be terminated by its customers at any time without penalty.

Furthermore, significant ongoing competition exists for customers in the markets where BlueCo operates, and BlueCo cannot guarantee that it will be able to retain customers or obtain a sufficient number of new customers. We anticipate that BlueCo will incur significant costs as it enters new markets and pursue customers by utilizing a variety of marketing methods. In order for it to recover these expenses, BlueCo must attract and retain these customers on economic terms and for extended periods. BlueCo cannot be certain that its future efforts to retain its customers or secure additional customers will generate sufficient gross margins for it to expand into additional markets or that BlueCo will be able to prevent customer attrition and attract new customers in existing markets. If we complete our proposed acquisition of BlueCo and BlueCo’s marketing strategy is not successful, our financial results could be adversely affected.

BLUECO EXPERIENCES STRONG COMPETITION FROM LOCAL REGULATED UTILITIES AND OTHER COMPETITORS.

The markets in which BlueCo competes are highly competitive, and BlueCo may not be able to compete effectively, especially against established industry competitors and new entrants with greater financial resources. BlueCo encounters significant competition from local regulated utilities or their retail affiliates and traditional and new retail energy providers with greater financial resources, well established brand names and/or large, existing installed customer bases. In most markets, its principal competitor may be the local regulated utility company or its affiliated retail arm. The local regulated utilities have the advantage of longstanding relationships with their customers, and they may have longer operating histories, better access to data, greater financial and other resources and greater name recognition in their markets than BlueCo does. Convincing customers to switch to a new company for the supply of a critical commodity such as natural gas or electricity is a challenge.

In certain markets, local regulated utilities may seek to decrease their tariffed retail rates to limit or to preclude opportunities for retail energy providers to acquire market share, and otherwise seek to establish rates, terms and conditions to the disadvantage of retail energy providers such that these retail energy providers cannot remain competitive in that market. Also, in states where the utility service rate is set through the procurement of energy over a period of months or years, the utility service rate will lag behind market conditions. If energy prices rise significantly above the utility service rate over a prolonged period of time, BlueCo may be forced to reduce its operating margins in order to price more competitively with the utility service rate and may experience increased customer attrition, as some customers may switch to the service offer from the utility.

In addition to competition from the local regulated utilities, BlueCo faces competition from a number of other retail energy providers. BlueCo also may face competition from large corporations with similar billing and customer service capabilities, such as telecommunication service providers and nationally branded providers of consumer products and services that have a significant base of existing customers. Many of these competitors or potential competitors are larger than BlueCo and have access to more significant capital resources. For example, a larger competitor may be able to incur more costs to acquire customers if its cost of capital is lower than ours. Similarly, marketers with a larger presence in the relevant market or that have interruptible load as part of their customer base may benefit from synergies or scale economies that smaller marketers, or marketers serving only firm customers, cannot obtain. In addition, product offerings that provide a consumer with an alternative source of energy, such as a solar panel, may become more common and indirectly compete with us. If we complete our proposed acquisition of BlueCo and BlueCo’s marketing strategy is not successful, it may affect our financial results.

IF WE ARE UNABLE TO EFFECTIVELY DEVELOP, MANAGE AND EXPAND OUR DISTRIBUTION CHANNELS FOR OUR PRODUCTS, OUR OPERATING RESULTS MAY SUFFER.

We have expanded into new business channels that are different from those that we have historically operated in as we grow our business and sell LED lighting products. If we are unable to effectively penetrate these new distribution channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate these new distribution channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the time line established by our customers.

IF OUR PRODUCTS FAIL TO PERFORM OR FAIL TO MEET CUSTOMER REQUIREMENTS OR EXPECTATIONS, WE COULD INCUR SIGNIFICANT ADDITIONAL COSTS, INCLUDING COSTS ASSOCIATED WITH THE RECALL OF THOSE ITEMS.

The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. Even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.

If we experience product quality, performance or reliability problems and defects or failures, we may need to recall our products. These recalls could result in significant losses due to costs associated with the removal, collection and destruction of the product recalled, including:

•	payments made to replace recalled product;

•	a rise in warranty expense and costs associated with customer support;

•	the write down or destruction of existing inventory subject to the recall;

•	lost sales due to the unavailability of product for a period of time;

•	delays, cancellations or rescheduling of orders for our products; or

•	increased product returns.

We also may be the target of product liability lawsuits and could suffer losses from a significant product liability judgment against us if the use of our products at issue is determined to have caused injury. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of customer confidence in our products.

INCREASED COLLATERAL REQUIREMENTS IN CONNECTION WITH BLUECO’S SUPPLY ACTIVITIES MAY RESTRICT ITS LIQUIDITY WHICH, IF WE COMPLETE OUR ACQUISITION OF BLUECO, COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS OR PAY DIVIDENDS.

BlueCo’s contractual agreements with certain local regulated utilities and its supplier counterparties require BlueCo to maintain restricted cash balances or letters of credit as collateral for credit risk or the performance risk associated with the future delivery of natural gas or electricity. These collateral requirements may increase as BlueCo grows its customer base. Collateral requirements will increase based on the volume or cost of the commodity it purchases in any given month and the amount of capacity or service contracted for with the local regulated utility. Significant changes in market prices also can result in fluctuations in the collateral that local regulated utilities or suppliers require.

BLUECO’S SUPPLY CONTRACTS EXPOSE BLUECO TO COUNTERPARTY CREDIT RISK.

BlueCo does not independently produce natural gas and electricity and depend upon third parties for its supply. If the counterparties to its supply contracts are unable to perform their obligations, BlueCo may suffer losses, including as a result of being unable to secure replacement supplies of natural gas or electricity on a timely and cost-effective basis or at all. If we complete our proposed acquisition of BlueCo and BlueCo cannot identify alternative supplies of natural gas or electricity, or secure natural gas or electricity in a timely fashion, our financial results could be adversely affected.

BLUECO IS SUBJECT TO CREDIT, OPERATIONAL AND FINANCIAL RISKS RELATED TO CERTAIN LOCAL REGULATED UTILITIES THAT PROVIDE BILLING SERVICES AND GUARANTEE THE CUSTOMER RECEIVABLES FOR THEIR MARKETS.

In Purchase of Receivables (“POR”) markets, BlueCo relies on the local regulated utility to purchase its customer accounts receivable and to perform timely and accurate billing. POR markets represented approximately 100% of its retail revenues. As its business grows, the portion of customers BlueCo serves in POR markets could increase. The bankruptcy of a local regulated utility could result in a default in such local regulated utility’s payment obligations to BlueCo, or efforts to reject contracts for service that they have with BlueCo if they believe there is a high value alternative opportunity.

In POR markets where local regulated utilities purchase BlueCo’s receivables and in certain other markets, local regulated utilities are responsible for billing services. Local regulated utilities that provide billing services rely on BlueCo for accurate and timely communication of contract rates and other information necessary for accurate billing to customers. The number of territories within which BlueCo provides natural gas and electricity supply poses a constant challenge that demands considerable management, personnel and information system resources. Each territory requires unique and often varied electronic data interface systems. Rules that govern the exchange of data may be changed by the local regulated utilities. In certain instances, BlueCo must rely on manual processes and procedures to communicate data to local regulated utilities for inclusion in customer bills. In addition, some utilities may experience difficulty in providing accurate, timely data when changing metering equipment (e.g, from manually-read to telemetry). Failure to provide accurate data to local regulated utilities on a timely basis could result in underpayment or nonpayment by its customers, and if we complete our proposed acquisition of BlueCo, therefore adversely affect our financial results.

IF WE ARE UNABLE TO EFFECTIVELY DEVELOP, MANAGE AND EXPAND OUR DISTRIBUTION CHANNELS FOR OUR PRODUCTS, OUR OPERATING RESULTS MAY SUFFER.

We have expanded into new business channels that are different from those that we have historically operated in as we grow our business and sell LED lighting products. If we are unable to effectively penetrate these new distribution channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate these new distribution channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the time line established by our customers.

IF OUR PRODUCTS FAIL TO PERFORM OR FAIL TO MEET CUSTOMER REQUIREMENTS OR EXPECTATIONS, WE COULD INCUR SIGNIFICANT ADDITIONAL COSTS, INCLUDING COSTS ASSOCIATED WITH THE RECALL OF THOSE ITEMS.

The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. Even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.

If we experience product quality, performance or reliability problems and defects or failures, we may need to recall our products. These recalls could result in significant losses due to costs associated with the removal, collection and destruction of the product recalled, including:

•	payments made to replace recalled product;

•	a rise in warranty expense and costs associated with customer support;

•	the write down or destruction of existing inventory subject to the recall;

•	lost sales due to the unavailability of product for a period of time;

•	delays, cancellations or rescheduling of orders for our products; or

•	increased product returns.

We also may be the target of product liability lawsuits and could suffer losses from a significant product liability judgment against us if the use of our products at issue is determined to have caused injury. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of customer confidence in our products.

WE ARE SUBJECT TO RISKS RELATED TO INTERNATIONAL PURCHASES AND SALES.

We purchase our products from overseas sources. As a result, our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade barriers, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and in the extreme case, we could be suspended or debarred from government contracts or our export privileges could be suspended, which could have a material adverse effect on our business. International sales and purchases are also subject to a variety of other risks, including risks arising from currency fluctuations, collection issues and taxes. Our international sales are subject to variability as our selling prices become less competitive in countries with currencies that are declining in value against the U.S. Dollar and more competitive in countries with currencies that are increasing in value against the U.S. Dollar. In addition, our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies in which we are billed. We have not entered into any foreign currency derivative financial instruments; however, we may choose to do so in the future in an effort to manage or hedge our foreign exchange rate risk.

BLUECO DEPENDS ON THE ACCURACY OF DATA IN ITS BILLING SYSTEMS. IF WE COMPLETE OUR PROPOSED ACQUISITION OF BLUECO, INACCURATE DATA COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS AND REPUTATIONS WITH CUSTOMERS AND/OR REGULATORS.

BlueCo depends on the accuracy and timeliness of customer billing, collections and consumption information in its information systems. BlueCo relies on many internal and external sources for this information, including:

•	its internal marketing, pricing and customer operations functions; and

•	various local regulated utilities and ISOs for volume or meter read information, certain billing rates and billing types (e.g., budget billing) and other fees and expenses.

Inaccurate or untimely information, which may be outside of our direct control, could result in:

•	inaccurate and/or untimely bills sent to customers;

•	inaccurate accounting and reporting of customer revenues, gross margin and accounts receivable activity;

•	inaccurate measurement of usage rates, throughput and imbalances;

•	customer complaints; and

•	increased regulatory scrutiny.

BlueCo may become liable for incorrectly calculating taxes, and certain of its charges may become uncollectable due to billing errors. Although customers are responsible for the payment of taxes related to the sales of natural gas and electricity, BlueCo estimates the amount of taxes they owe and invoice its customers through its billing process. BlueCo subsequently remits those taxes to the relevant taxing authorities. If BlueCo were to later determine that the amount it billed them for taxes was insufficient, BlueCo would not be able to recover the difference from them and would ultimately be responsible for those costs. Additionally, some of the markets in which BlueCo operate requires it to bill customers within a specific period of time. If BlueCo do not bill its customer within that period of time, the customer may not be obligated to pay.

Regulations in the restructured markets in which BlueCo operates require that meter reading be performed by the local regulated utility; and BlueCo is required to rely on the local regulated utility to provide it with its customers’ information regarding energy usage. BlueCo’s inability to obtain this usage information or confirm information received from the utilities could negatively impact its billing systems and reputation with customers and, if we complete our proposed acquisition of BlueCo, our financial results.

INFORMATION MANAGEMENT SYSTEMS COULD PROVE UNRELIABLE.

BlueCo operates in a high volume business with an extensive array of data interchanges and market requirements. BlueCo is highly dependent on its information management systems to track, monitor and correct or otherwise verify a high volume of data to ensure the reported financial results and its forecasting efforts are accurate. BlueCo’s information management systems are designed to help it forecast new customer enrollments and their energy requirements, which helps ensure that BlueCo is able to supply new customers estimated average energy requirements without exposing it to excessive commodity price risk.

BlueCo may be subject to disruptions in its information flow arising out of events beyond its control, such as natural disasters, epidemics, failures in hardware or software, power fluctuations, telecommunications and other similar disruptions. In addition, BlueCo’s information management systems may be vulnerable to computer viruses, incursions by intruders or hackers and cyber terrorists and other similar disruptions. The failure of its information management systems to perform as anticipated for any reason or any significant breach of security could disrupt its business and result in numerous adverse consequences, including reduced effectiveness and efficiency of its operations, inappropriate disclosure of confidential information and increased overhead costs, all of which could impact our financial results if we complete our proposed acquisition of BlueCo.

OUR BUSINESS IS SUBJECT TO CYBER-ATTACKS AND DATA BREACHES, INCLUDING THE RISK THAT SENSITIVE CUSTOMER DATA MAY BE COMPROMISED, WHICH COULD RESULT IN AN ADVERSE IMPACT TO ITS REPUTATION AND RESULTS OF OPERATIONS.

We are dependent on information technology systems that we own and that are owned and managed by third parties. Parties that wish to disrupt our operations could view our computer systems or networks and those of our third party outsourced providers as attractive targets for cyber-attack. BlueCo’s business requires access to sensitive customer data in the ordinary course of business. Examples of sensitive customer data are names, addresses, account information, historical electricity usage, expected patterns of use, payment history, credit bureau data, credit and debit card account numbers, drivers’ license numbers, social security numbers and bank account information. BlueCo provides sensitive customer data to vendors and service providers who require access to this information in order to provide billing and transaction services.

A successful cyber-attack on the systems that control our billing and transaction and customer information systems could severely disrupt business operations, preventing us from serving customers or collecting revenues. A cyber-attack or security breach on us or our third party outsourced system providers could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. We do not maintain cyber-liability insurance that covers certain damage caused by potential cyber incidents. A significant cyber incident could materially and adversely affect our business, financial condition and results of operations.

CATASTROPHIC EVENTS MAY DISRUPT OUR BUSINESS.

A disruption or failure of our systems or operations in the event of a natural disaster or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, especially in the case of a single site for our operations and assembly. A catastrophic event that results in the destruction or disruption to our supply chain or any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected.

BLUECO DEPENDS ON LOCAL TRANSPORTATION AND TRANSMISSION FACILITIES OF THIRD PARTIES TO SUPPLY ITS CUSTOMERS. IF WE COMPLETE OUR PROPOSED ACQUISITION OF BLUECO, OUR FINANCIAL RESULTS MAY BE ADVERSELY IMPACTED IF TRANSPORTATION AND TRANSMISSION AVAILABILITY IS LIMITED OR UNRELIABLE.

BlueCo depends on transportation and transmission facilities owned and operated by local regulated utilities and other energy companies to deliver the natural gas and electricity it sells to customers. Under the regulatory structures adopted in most jurisdictions, BlueCo is required to enter into agreements with regulated local regulated utilities for use of the local distribution systems and to establish functional data interfaces necessary to serve its customers. Any delay in the negotiation of such agreements or inability to enter into reasonable agreements could delay or negatively impact BlueCo’s ability to serve customers in those jurisdictions. Additionally, failure to coordinate upstream and downstream receipts and deliveries on an energy transportation network can result in significant penalties. If we complete our proposed acquisition of BlueCo, any of these factors could have an adverse impact on our financial results.

BlueCo also depends on local regulated utilities for maintenance of the infrastructure through which it delivers natural gas and electricity to its customers. BlueCo is unable to control the level of service the utilities provide to its customers, including the timeliness and effectiveness of upkeep and repairs to infrastructure. Any infrastructure failure that interrupts or impairs delivery of electricity or natural gas to our customers could cause customer dissatisfaction, which could adversely affect BlueCo’s business. If transportation or transmission/distribution is disrupted, or if transportation or transmission/distribution capacity is inadequate, BlueCo’s ability to sell and deliver products may be hindered. Such disruptions could also hinder BlueCo providing electricity or natural gas to its customers and adversely impact our risk management policies and hedge contracts.

In addition, the power generation and transmission/distribution infrastructure in the United States is very complex. Maintaining reliability of the infrastructure requires appropriate oversight by regulatory agencies, careful planning and design, trained and skilled operators, sophisticated information technology and communication systems, ongoing monitoring and, where necessary, improvements to various components of the infrastructure, including with regard to security. Major electric power blackouts are possible, which could disrupt electrical service for extended periods of time to large geographic regions of the United States. If such a major blackout were to occur, BlueCo may be unable to deliver electricity to our customers in the affected region, which would have an adverse impact our financial results if we complete our proposed acquisition of BlueCo.

THE ADOPTION OF DERIVATIVES LEGISLATION BY CONGRESS WILL CONTINUE TO HAVE AN ADVERSE IMPACT ON BLUECO’S ABILITY TO HEDGE RISKS ASSOCIATED WITH ITS BUSINESS.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as BlueCo, that participate in that market. Although BlueCo qualifies for the end-user exception to the mandatory clearing and uncleared swap margin requirements for swaps to hedge its commercial risks, the application of such requirements to other market participants, such as swap dealers, has changed the cost and availability of the swaps that BlueCo uses for hedging.

The full impact of the Act and related regulatory requirements upon BlueCo’s business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Act and any new regulations could significantly increase the cost of derivative transactions, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that BlueCo encounters, or reduce its ability to monetize or restructure our existing derivative contracts. If BlueCo reduces its use of derivatives as a result of the Act and related regulations, BlueCo’s results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to plan for and fund capital expenditures. If we complete our proposed acquisition of BlueCo, any of these consequences could have a material adverse effect our financial results.

WE INTEND TO GROW OUR BUSINESS IN PART THROUGH STRATEGIC ACQUISITION OPPORTUNITIES FROM THIRD PARTIES. IF WE ARE UNABLE TO MAKE ACQUISITIONS ON ECONOMICALLY ACCEPTABLE TERMS OR WE CANNOT CONSUMMATE ACQUISITIONS DUE TO CAPITAL CONSTRAINTS, OUR FUTURE GROWTH MAY BE LIMITED.

Our ability to grow depends in part on our ability to make acquisitions that are accretive to our Adjusted EBITDA. If we are unable to make accretive acquisitions, whether because we are (i) unable to identify attractive acquisition candidates or negotiate commercially acceptable terms for such acquisitions, (ii) unable to obtain financing for these acquisitions on economically feasible terms, or (iii) outbid by competitors, then our future growth may be limited to organic growth.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH SUCCESSFULLY, WHICH COULD STRAIN OUR LIQUIDITY AND OTHER RESOURCES AND LEAD TO POOR CUSTOMER SATISFACTION WITH OUR SERVICES.

The growth of our operations will depend upon our ability to expand our customer base in our existing markets and to enter new markets in a timely manner at reasonable costs. As we expand our operations, we may encounter difficulties implementing new product offerings or integrating new customers and employees as well as any legacy systems of acquired entities.

We may experience difficulty managing the growth of a portfolio of customers that is diverse with respect to the types of service offerings, applicable market rules and the infrastructure for product delivery. We also may experience difficulty integrating an acquired company’s personnel and operations, or key personnel of the acquired company may decide not to work for us. Furthermore, if we acquire the residential or commercial businesses of an incumbent local regulated utility or other energy provider in a particular market, the customers of that business may not be under any obligation to use our services. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our cash flows.

Expanding our operations could result in increased liquidity needs to support working capital for the purchase of natural gas and electricity supply to meet our customers’ needs, for the credit requirements of forward physical supply and for generally higher operating expenses. Expanding our operations also may require continued development of our operating and financial controls and may place additional stress on our management and operational resources. If we are unable to manage our growth and development successfully, this could affect our financial results.

OUR SUCCESS DEPENDS ON KEY MEMBERS OF OUR MANAGEMENT, THE LOSS OF WHOM COULD DISRUPT OUR BUSINESS OPERATIONS.

We depend on the continued employment and performance of key management personnel. A number of our senior executives have substantial experience in consumer and energy markets that have undergone regulatory restructuring and have extensive risk management and hedging expertise. We believe their experience is important to our continued success. We do not maintain key life insurance policies for our executive officers. If our key executives do not continue in their present roles and are not adequately replaced, our financial results could be adversely affected.

WE RELY ON A CAPABLE, WELL-TRAINED WORKFORCE TO OPERATE EFFECTIVELY. RETENTION OF EMPLOYEES WITH STRONG INDUSTRY OR OPERATIONAL KNOWLEDGE IS ESSENTIAL TO OUR ONGOING SUCCESS.

Many of the employee positions within our customer operations, energy supply, information systems, pricing, marketing, risk management and finance functions require extensive industry, operational, regulatory or financial experience or skills that may not be easily replaced if an employee were to leave employment with us. While some normal employee turnover is expected, high turnover could strain our ability to manage our ongoing operations as well as inhibit organic and acquisition growth.

BLUECO RELIES ON A THIRD PARTY VENDOR FOR ITS CUSTOMER BILLING AND TRANSACTIONS PLATFORM WHICH EXPOSES BLUECO TO THIRD PARTY PERFORMANCE RISK.

BlueCo has outsourced its back office customer billing and transactions functions to a third party, and it relies heavily on the continued performance of that vendor under the outsourcing agreement. Failure of BlueCo’s vendor to operate in accordance with the terms of the outsourcing agreement or the vendor’s bankruptcy or other event that prevents it from performing under its outsourcing agreement could have a material adverse effect on our financial results if we complete our proposed acquisition of BlueCo.

THE FAILURES OR QUESTIONABLE ACTIVITIES OF VARIOUS LOCAL REGULATED UTILITIES AND OTHER RETAIL MARKETERS WITHIN THE MARKETS THAT BLUECO SERVES ADVERSELY IMPACTS BLUECO.

A general positive perception on the part of customers and regulators of utilities and retail energy providers in general, and of BlueCo in particular, is essential for its continued growth and success. Questionable pricing, billing, collections, marketing or customer service practices on the part of any utility or retail marketer, or unsuccessful implementation of competitive energy programs can damage the reputation of all market participants, which could result in lower customer renewals and impact BlueCo’s ability to sign-on new customers. Any utility or retail marketer that defaults on its obligations to its customers, suppliers, lenders, hedge counterparties, or employees can have similar impacts on the retail energy industry as a whole and on BlueCo’s operations in particular. If we complete our proposed acquisition of BlueCo, any of these factors could affect our financial results.

THE SUPPLIERS FROM WHICH BLUECO PURCHASES ITS NATURAL GAS AND ELECTRICITY ARE SUBJECT TO ENVIRONMENTAL LAWS AND REGULATIONS THAT IMPOSE EXTENSIVE AND INCREASINGLY STRINGENT REQUIREMENTS ON THEIR OPERATIONS.

The assets of the suppliers from which BlueCo purchases natural gas and electricity are subject to numerous and significant federal, state and local laws, including statutes, regulations, guidelines, policies, directives and other requirements governing or relating to, among other things: protection of wildlife, including threatened and endangered species; air emissions; discharges into water; water use; the storage, handling, use, transportation and distribution of dangerous goods and hazardous, residual and other regulated materials, such as chemicals; the prevention of releases of hazardous materials into the environment; the prevention, presence and remediation of hazardous materials in soil and groundwater, both on and offsite; land use and zoning matters; and workers’ health and safety matters. Environmental laws and regulations have generally become more stringent over time. Significant costs may be incurred for capital expenditures under environmental programs to keep the assets compliant with such environmental laws and regulations, which could have a material adverse impact on the businesses of BlueCo’s producers, which may increase the prices they charge BlueCo for natural gas and electricity and, if we complete our proposed acquisition of BlueCo, have a material adverse effect on our financial results.

TECHNOLOGICAL IMPROVEMENTS AND CHANGING CONSUMER PREFERENCES COULD REDUCE DEMAND AND ALTER CONSUMPTION PATTERNS.

Technological improvements in energy efficiency could potentially reduce the overall demand for natural gas and electricity. Additionally, increased competitiveness of alternative energy sources or consumer preferences that alter fuel choices could potentially reduce the demand for natural gas and electricity. A prolonged decrease in demand for natural gas and electricity in the retail energy markets would adversely affect our financial results if we complete our proposed acquisition of BlueCo.

BLUECO EMPLOYS INDEPENDENT CONTRACTORS TO BROKER SALES FOR WHICH THEY RECEIVE RESIDUAL COMMISSIONS. THE RESIDUAL COMMISSIONS PAID TO INDEPENDENT CONTRACTORS COULD ADVERSELY AFFECT BLUECO’S OPERATING MARGINS AND FINANCIAL PERFORMANCE, PARTICULARLY IF ITS COSTS RISE AND BLUECO DOES NOT ADJUST ITS PRICING STRATEGY.

Some of BlueCo’s independent contractors earn ongoing residual commissions. Residual commissions are calculated based on a fixed percentage of revenues attributable to a customer’s energy consumption, without regard to BlueCo’s wholesale supply costs. Should BlueCo’s supply costs rise, and if we complete our proposed acquisition of BlueCo, our operating margins and financial results could be adversely affected.

BLUECO’S ACCESS TO MARKETING CHANNELS MAY BE CONTINGENT UPON THE VIABILITY OF ITS TELEMARKETING AND DOOR-TO-DOOR AGREEMENTS WITH ITS VENDORS.

BlueCo’s vendors are essential to its telemarketing and door-to-door sales activities. Its ability to increase revenues in the future will depend significantly on its access to high quality vendors. If BlueCo is unable to attract new vendors and retain existing vendors to achieve our marketing targets, its growth may be materially reduced. There can be no assurance that competitive conditions will allow these vendors and their independent contractors to continue to successfully sign up new customers. Further, if BlueCo’s products are not attractive to, or do not generate sufficient revenue for its vendors, BlueCo may lose its existing relationships, which would have a material adverse effect on our business, revenues, results of operations and financial condition if we complete our proposed acquisition of BlueCo. In addition, the decline in landlines reduces the number of potential customers that may be reached by BlueCo’s telemarketing efforts and as a result its telemarketing sales channel may become less viable.

BLUECO’S VENDORS MAY EXPOSE IT TO RISKS.

BlueCo is subject to reputational risks that may arise from the actions of its vendors and their independent contractors that are wholly or partially beyond its control, such as violations of its marketing policies and procedures as well as any failure to comply with applicable laws and regulations. If BlueCo’s vendors engage in marketing practices that are not in compliance with local laws and regulations, it may be in breach of applicable laws and regulations which may result in regulatory proceeding, disadvantageous conditioning of its energy retailer license, or the revocation of our energy retailer license. If we complete our proposed acquisition of BlueCo, these risks would materially impact our financial results.

Unauthorized activities in connection with sales efforts by agents of BlueCo’s vendors, including calling consumers in violation of the Telephone Consumer Protection Act and predatory door-to-door sales tactics and fraudulent misrepresentation could subject BlueCo to class action lawsuits against which the BlueCo will be required to defend. Such defense efforts will be costly and time consuming.

In addition, the independent contractors of BlueCo’s vendors may consider BlueCo to be their employer and seek compensation.

LITIGATION COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

We may be involved in patent or trademark infringement litigation. Defending against potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

OUR BUSINESS MAY BE IMPAIRED BY CLAIMS THAT WE, OR OUR CUSTOMERS, INFRINGE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Vigorous protection and pursuit of intellectual property rights characterize our industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

•	pay substantial damages;

•	indemnify our customers;

•	stop the manufacture, use and sale of products found to be infringing;

•	incur asset impairment charges;

•	discontinue the use of processes found to be infringing;

•	expend significant resources to develop non-infringing products and processes; and/or

•	obtain a license to use third party technology.

There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. In addition, our customers may face infringement claims directed to the customer’s products that incorporate our products, and an adverse result could impair the customer’s demand for our products. We may also promise certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under these indemnification obligations, we could be responsible for future payments to resolve infringement claims against them. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. If we believe the assertions may have merit or in other appropriate circumstances, we will take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available; that we would find the terms of any license offered acceptable; or that we would be able to develop an alternative solution. Failure to obtain a necessary license or develop an alternative solution could cause us to incur substantial liabilities and costs and to suspend the manufacture of affected products.

In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development and manufacturing activities. We try to protect this information through appropriate efforts to maintain its secrecy, including requiring employees and third parties to sign confidentiality agreements. We cannot be sure that these efforts will be successful or that the confidentiality agreements will not be breached. We also cannot be sure that we would have adequate remedies for any breach of such agreements or other misappropriation of our trade secrets, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

CHANGES IN OUR EFFECTIVE TAX RATE MAY HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in government administrations, such as the Presidency and Congress of the U.S. as well as in the states and countries in which we operate, including the highly predicted expiration of the so-called “Bush Tax Cuts;”

•	changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles;

•	the jurisdiction in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	the recognition and measurement of uncertain tax positions;

•	the lack of sufficient excess tax benefits (credits) in our additional paid in capital (“APIC”) pool in situations where our realized tax deductions for certain stock-based compensation awards (such as non-qualified stock options and restricted stock) are less than those originally anticipated; and

•	the repatriation of non-U. S. earnings for which we have not previously provided for U.S. taxes, or any changes in legislation that may result in these earnings being taxed within the U.S., regardless of our decision regarding repatriation of funds.

For example, current proposals have been made by various U.S. governmental bodies to change the U.S. tax laws that include, among other things, limiting U.S. tax deductions for expenses related to un-repatriated foreign-source income and modifying the U.S. foreign tax credit rules. Although the scope of the proposed changes is unclear, it is possible that these or other changes in U.S. tax laws could increase our income tax liability and adversely affect our profitability. At this time, we cannot determine the timing that the proposed changes, if enacted, are to become effective.

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the determination of our income tax provision requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. To the extent our income tax liability materially differs from our income tax provisions and accruals due to factors, including the above, which were not anticipated at the time we estimated our tax provision, our net income or cash flows could be adversely affected.

IN ORDER TO COMPETE, WE MUST ATTRACT, MOTIVATE AND RETAIN KEY EMPLOYEES, AND OUR FAILURE TO DO SO COULD HARM OUR RESULTS OF OPERATIONS.

In order to compete, we must attract, motivate and retain executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, scientists, engineers, technical staff and sales personnel are critical to our business, and competition for experienced employees in our industry can be intense. To help attract, motivate and retain key employees, we may use stock-based compensation awards such as non-qualified stock options and restricted stock. If the value of such stock awards does not appreciate, as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our business and results of operations.

OUR OPERATIONS IN FOREIGN COUNTRIES, INCLUDING CHINA AND OTHER ASIAN COUNTRIES, EXPOSE US TO CERTAIN RISKS INHERENT IN DOING BUSINESS INTERNATIONALLY, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

As a result of our operations, manufacturing facilities and subcontract arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

•	protection of intellectual property and trade secrets;
•	tariffs and other barriers;
•	timing and availability of export licenses;

•	rising labor costs;

•	disruptions in the infrastructure of the foreign countries where we operate;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing international operations;

•	the burden of complying with foreign and international laws and treaties; and

•	the burden of complying with and changes in international taxation policies.

In addition, abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could result in an adverse effect on our business and results of operations.

OUR RESULTS OF OPERATIONS COULD VARY AS A RESULT OF THE METHODS, ESTIMATES AND JUDGMENTS THAT WE USE IN APPLYING OUR ACCOUNTING POLICIES, INCLUDING CHANGES IN THE ACCOUNTING REGULATIONS TO BE APPLIED.

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Likewise, our results of operations may be impacted due to changes in the accounting rules to be applied, such as the increased use of fair value measurement rules and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards.

WE INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY.

As a publicly-traded company, we are required to comply with laws, regulations and requirements, including corporate governance provisions of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC. Additional or new regulatory requirements may be adopted in the future. The requirements of existing and potential future rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition.

AS A RESULT OF BECOMING A PUBLIC COMPANY, WE ARE OBLIGATED TO DESIGN AND OPERATE PROPER AND EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING AND TO REPORT OUR FINANCIAL RESULTS IN A TIMELY FASHION. IF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING IS DETERMINED TO BE INEFFECTIVE OR WE FAIL TO MEET FINANCIAL REPORTING DEADLINES, INVESTOR CONFIDENCE IN OUR COMPANY, AND OUR COMMON STOCK PRICE, MAY BE ADVERSELY AFFECTED.

We are required to comply with certain of the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weakness in internal control over financial reporting identified by our management and our independent registered public accounting firm. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Also, prior to our initial public offering, we were not previously required to prepare quarterly financial statements, nor were we required to generate financial statements in the time frames mandated for public companies by the Commission’s reporting requirements.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the end of the fiscal year after we are no longer an “emerging growth company” under the JOBS Act, which may be for up to five fiscal years after the completion of our initial public offering.

RISK FACTORS RELATED TO OUR COMMON STOCK

There is no liquid market for our common stock. Our shares are traded Over the Counter and the trading volume has historically been very low. An active trading market for our shares may not develop or be sustained. We cannot predict at this time how actively our shares will trade in the public market or whether the price of our shares in the public market will reflect our actual financial performance.

OUR COMMON STOCK PRICE HAS FLUCTUATED CONSIDERABLY AND STOCKHOLDERS MAY NOT BE ABLE RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH SHARES WERE PURCHASED.

The market price of our common stock may fluctuate significantly. In recent years, our share price has fluctuated in response to various factors. Speculation in the press or investment community about our strategic position, financial condition, results of operations, or significant transactions can also cause changes in our stock price. In particular, speculation around our market opportunities for energy efficient lighting may have dramatic effects on our stock price, especially as various government agencies announce their planned investments in energy efficient technology, including lighting.

OUR COMMON STOCK MAY BE CONSIDERED A “PENNY STOCK” AND MAY BE DIFFICULT TO SELL.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been for much of its trading history since July 2007, and may continue to be less than $5.00 per share, and, therefore, may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

COMPLIANCE AND CHANGING REGULATIONS AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSE.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from the achievement of revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to uncertainties related to practice, our reputation might be harmed which would could have a significant impact on our stock price and our business. In addition, the ongoing maintenance of these procedures to be in compliance with these laws, regulations and standards could result in significant increase in costs.

OUR CHIEF EXECUTIVE OFFICER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF ALL OTHER STOCKHOLDERS.

The Company’s chief executive officer is Isaac H. Sutton. If we complete our proposed acquisition of BlueCo from GoCOM Corporation, a company controlled by Mr. Sutton, Mr. Sutton will beneficially own approximately 52% of the voting power of our shareholders. Mr. Sutton, our Director and President, also beneficially owns Sutton Global Associates, Inc. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of our decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of September 15, 2015, there were 24,325,741 shares of our common stock issued and outstanding and no shares of preferred stock outstanding. We have received Board and stockholder approval to increase our authorized capital stock to 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

We are currently occupying shared office space for $2,000 per month on a month to month arrangement. The office is located at 475 Park Avenue South, 30th Floor, New York, NY 10016.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)          Market Information. Our common stock is currently traded on the over-the-counter market under the symbol “HUAY.”  The following table sets forth for the respective periods the high and low bid prices of our common stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Bid
Quarter Ending	High	Low
August 31, 2013	$3.00	$2.70
November 30, 2013	$2.70	$2.70
February 28, 2014	$2.70	$2.70
May 31, 2014	$2.00	$1.75

August 31, 2014	$3.80	$2.00
November 30, 2014	$3.30	$1.25
February 28, 2015	$2.20	$0.76
May 31, 2015	$0.90	$0.55

(b)          Shareholders. On September 15, 2015, there were 449 holders of record of our common stock.

(c)          Dividends. Since our incorporation, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans. The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of May 31, 2015.

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

(e)          Sale of Unregistered Securities. We did not effect any unregistered sales of equity securities during the fourth quarter of the fiscal year ended May 31, 2015.

(f)          Repurchase of Equity Securities. We did not repurchase any of our equity securities that were registered under Section 12 of the Securities Act during the fourth quarter of the fiscal year ended May 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

In May 2015, we approved plans to dispose of our wholly-owned subsidiary, China Metal Holdings, Inc. The results of China Metal are presented as Net income from discontinued operations in our consolidated statements of income for the years ended May 31, 2015 and 2014. Refer to Note 2 in the notes to the consolidated financial statements for a breakdown of major income and expense items of the discontinued entity.

We did not have any sales for the years ended May 31, 2015 and May 31, 2014. During the year ended May 31, 2015 and 2014, the continuing entity incurred $48,750 and $0, respectively, in operating expenses. The increase in fiscal year 2015 pertains to professional fees and the salary of our newly appointed chief executive officer.

Net loss from continuing operations for the years ended May 31, 2015 and 2014 was $48,750 and $0, respectively.

Liquidity and Capital Resources

We have presented cash flows from operating, investing, and financing activities from discontinued operations on the consolidated statements of cash flows for the years ended May 31, 2015 and 2014.

At May 31, 2015 and May 31, 2014, we did not have any cash in our continuing operations. We did not have any cash flows from operating, investing, and financing activities for the years then ended.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 4 to our consolidated financial statements for the fiscal year ended May 31, 2015 contained herein.

Impact of Accounting Pronouncements

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. We have adopted the guidance as described in Note 2 in the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page

F-1-F-2	Report of Independent Registered Public Accounting Firms

F-3	Consolidated Balance Sheets as of May 31, 2015 and 2014.

F-4	Consolidated Statements of Income for the Years Ended May 31, 2015 and 2015.

F-5	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 31, 2015 and 2014.

F-6	Consolidated Statements of Cash Flows for the Years Ended May 31, 2015 and 2014.

F-7 to F-13	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Huayue Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Huayue Electronics, Inc. (the “Company”) as of May 31, 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the fiscal year then ended. The C ompany’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ KCCW Accountancy Corp.

Diamond Bar, California

September 15, 2014 (January 7, 2015 as to the effects of the restatement discussed in Note 3)

Huayue Electronics Inc.

Consolidated Balance Sheets

(In US Dollars)

Assets
Current Assets:	May 31, 2015	May 31, 2014
		(Restated)
Assets from discontinued operations (Note 2)	$8,703,090	$9,890,531
Total Current Assets	8,703,090	9,890,531
Assets from discontinued operations (Note 2)	4,161,668	13,959,482
Total Assets	12,864,758	23,850,013

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$48,750	$–
Liabilities from discontinued operations (Note 2)	11,928,595	10,038,813
Total Current Liabilities	11,977,345	10,038,813
Liabilities from discontinued operations (Note 2)	337,590	164,487
Total Liabilities	12,314,935	10,203,300

Stockholders' Equity:

Common stock, $0.001 par value, 60,000,000 shares authorized; 34,325,241 and 31,325,241 shares issued and outstanding at May 31, 2015 and 2014, respectively	34,325	31,325
Additional paid-in capital	6,866,355	6,866,355
Accumulated other comprehensive income	–	139,612
Retained earnings (deficit)	(6,350,857)	6,609,421
Total Stockholders' Equity	549,823	13,646,713
Total Liabilities and Stockholders' Equity	$12,864,758	$23,850,013

See accompanying notes to consolidated financial statements

Huayue Electronics Inc.

Consolidated Statements of Income and Comprehensive Income

(In US Dollars)

	For the Fiscal Years Ended
	May 31, 2015	May 31, 2014
		(Restated)
Net sales	$–	$–
Cost of goods sold	–	–
Gross profit	–	–
Operating expenses:
Professional fees	18,750	–
General and administrative	30,000	–
Total operating expenses	48,750	–
Loss from operations	(48,750)	–

Income tax provision	–	–
Net loss from continuing operations	(48,750)	–

Net (loss) income from discontinued operations, net of taxes (Note 2)	(13,048,140)	2,291,071

Net (loss) income	$(13,096,890)	$2,291,071

Foreign currency translation loss	–	(158,828)

Net comprehensive (loss) income	(13,096,890)	2,132,243

Basic and diluted (loss) income from continuing operations	$(0.00)	$–
Basic and diluted (loss) income from discontinued operations	$(0.41)	$0.07
Basic and diluted (loss) income per share	$(0.41)	$0.07

Weighted average number of common shares	31,637,570	31,325,241

See accompanying notes to consolidated financial statements

Huayue Electronics Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In US Dollars)

					Accumulated
	Common Stock		Additional	Retained	Other
	($0.001 par value)		Paid-in	Earnings /	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity

Balance at June 1, 2013	31,325,241	$31,325	$6,866,355	$4,318,350	$298,440	$11,514,470

Net income from discontinued operations (Restated)	–	–	–	2,291,071	–	2,291,071

Foreign currency translation loss (Restated)	–	–	–	–	(158,828)	(158,828)

Balance at May 31, 2014 (Restated)	31,325,241	31,325	6,866,355	6,609,421	139,612	13,646,713

Common stock issued pursuant to related party acquisition	3,000,000	3,000	–	(3,000)	–	–

Net loss from continuing operations	–	–	–	(48,750)	–	(48,750)

Net loss from discontinued operations	–	–	–	(13,048,140)	–	(13,048,140)

Realization of accumulated other comprehensive income	–	–	–	139,612	(139,612)	–

Balance at May 31, 2015	34,325,241	$34,325	$6,866,355	$(6,350,857)	$–	$549,823

See accompanying notes to consolidated financial statements

Huayue Electronics Inc.

Consolidated Statements of Cash Flows

(In US Dollars)

	For the Fiscal Years Ended
	May 31, 2015	May 31, 2014
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(13,096,890)	$2,291,071
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net loss (income) from discontinued operations	13,048,140	(2,291,071)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	48,750	–
Net cash used in operating activities - continuing operations	–	–
Net cash (used in) provided by operating activities - discontinued operations	(1,768,627)	5,770,579
Net cash (used in) provided by operating activities	(1,768,627)	5,770,579

Cash flows from investing activities:
Net cash used in investing activities - continuing operations	–	–
Net cash used in investing activities - discontinued operations	–	(5,560,286)
Net cash used in investing activities	–	(5,560,286)

Cash flows from financing activities:
Net cash used in financing activities - continuing operations	–	–
Net cash provided by (used in) financing activities - discontinued operations	1,496,441	(130,508)
Net cash provided by (used in) financing activities	1,496,441	(130,508)

Effect of exchange rate on cash and cash equivalents - discontinued operations	(24,289)	(4,214)

Net increase (decrease) in cash and cash equivalents	(296,475)	75,571

Cash at beginning of year - discontinued operations	344,636	269,065
Less: Cash at end of year - discontinued operations	(48,161)	(344,636)
Cash at end of year - continuing operations	$–	$–

Supplemental schedule of non-cash financing activities:
Common stock issued pursuant to related party acquisition	$3,000	$–

See accompanying notes to consolidated financial statements

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Huayue Electronics, Inc. (the “Company”) was incorporated in Delaware on November 19, 2010 under the name China International Enterprise Corp. In 2011, the Company changed its name to HXT Holdings, Inc. On September 2, 2011, the Company acquired all of the outstanding capital stock of China Metal Holding, Inc. (“China Metal”), a privately-owned corporation formed in the State of Delaware. China Metal is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Changzhou Huayue Electronics Company, Limited (“Changzhou Huayue”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Changzhou Huayue is engaged in developing, manufacturing and selling high frequency induction lights and electrolytic capacitors. Changzhou Huayue’s offices and manufacturing facilities are located in China. Effective November 2, 2011, the Company changed its name to Huayue Electronics, Inc.

On April 23, 2015, the Company entered into a Partnership Interest Purchase Agreement to purchase 51% of the limited liability partnership interests in SavWatt Kaz Ltd. (“SavWatt”), a limited liability partnership formed under the laws of Kazakhstan. Effective this date, SavWatt’s operations will be included in the Company’s consolidated financial position and results. SavWatt Kaz was formed by Sutton Global Associates, Inc. (see Note 6) on April 8, 2015 to engage in the business of manufacturing and distributing energy efficient products in Kazakhstan and other former Soviet Union countries.

In May 2015, the Company approved plans to dispose of China Metal, including its subsidiary Changzhou Huayue. Refer to Note 2 for further discussion.

On July 24, 2015 the Company amended its name to Tarsier Ltd., subject to shareholder notification.

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements reflect the financial position, results of operations and cash flows of the parent entity, Huayue Electronics, and its subsidiary, SavWatt, which did not have any operations for the year ended May 31, 2015. The consolidated financial statements also present the financial position, results of operations and cash flows of the discontinued entity, China Metal, as of May 31, 2015 and 2014 and for the fiscal years then ended.

NOTE 2 – DISCONTINUED OPERATIONS

In May 2015, the Company approved plans to dispose of its subsidiary China Metal, including China Metal’s wholly-owned subsidiary, Changzhou Huayue. Management elected to dispose of the entities because the Company intends to focus its operations outside of China and rather in the U.S. and other foreign markets. On June 2, 2015, the Company entered into a Stock Purchase Agreement to sell 100% of the issued and outstanding shares of common stock of China Metal. The Company completed the sale on June 9, 2015.

In accordance with ASC 205-20, China Metal, and its wholly-owned subsidiary Changzhou Huayue, have been presented as a discontinued business in the consolidated financial statements for the fiscal year ended May 31, 2015. Previously reported results for the comparable year ended May 31, 2014 have been reclassified to reflect this presentation.

The operational results of China Metal are presented in the “Net income from discontinued operations, net of taxes” line item on the consolidated statements of income. The assets and liabilities of the discontinued business are presented on the consolidated balance sheets as assets and liabilities from discontinued operations.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 12, 2015, the Company completed its sale of China Metal. The Company purchased 10,000,000 shares of HUAY common shares from the seller at a market value of $0.55 per share for an aggregate purchase price of $5,500,000. The Company delivered to the seller 100% of the outstanding capital stock of China Metal.

The major components of net (loss) income from discontinued operations were as follows:

	Fiscal Year Ended May 31,
	2015	2014
		(Restated)
Net sales	$6,930,162	$12,239,726
Cost of goods sold	4,425,503	8,122,277
Gross profit	2,504,659	4,117,449
Selling expenses	31,362	58,037
General and administrative expenses	7,412,847	1,500,862
(Loss) income from operations	(15,659,804)	2,558,550
(Loss) income before income taxes	(15,504,124)	2,695,378
Net (loss) income	(13,178,506)	2,291,071
Realization of discontinued operations accumulated other comprehensive income (loss)	130,365	-
Net (loss) income from discontinued operations, net of taxes	$(13,048,140)	$2,291,071

The major classes of assets and liabilities from discontinued operations were as follows:

	As of May 31,
	2015	2014
		(Restated)
Cash	$48,161	$344,636
Accounts and other receivables	2,776,773	7,415,964
Advances to suppliers	1,866,075	288,183
Investment in sales-type lease	2,384,088	1,000,168
Total current assets	8,703,090	9,890,531
Property and equipment	1,045,827	12,740,996
Investment in sales-type lease - noncurrent	2,950,151	1,184,000
Total assets	$12,864,758	$23,850,013

Short-term loans	2,984,834	2,960,474
Accounts payable	2,630,700	3,062,789
Taxes payable	2,685,297	2,940,416
Due to related parties	2,136,921	592,095
Total current liabilities	11,928,595	10,038,813
Total liabilities	$12,266,185	$10,203,300

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing of its Annual Report on Form 10K for the year ended May 31, 2014, the Company reviewed its measurement for inventory valuation, and determined that the estimate for the inventory valuation had been understated. Certain sales transactions occurred through the date the financial statements were issued in which the sales price of certain products was substantially lower than its cost, indicating that the book value of all similar inventory should be reduced. In accordance with ASC 855, “Subsequent Event”, management reassessed and recorded a loss of $1,553,366 on reduction of inventory to the lower of cost or market for the fiscal year ended May 31, 2014.

The effects of the adjustments on the Company’s previously issued balance sheet as of May 31, 2014 is summarized as follows:

	Previously	Impact of
	Reported	Restatement	Restated
Assets:
Inventory, net	$1,972,209	$(1,523,760)	$448,449
Deferred tax assets	164,567	228,564	393,131
Total current assets	11,185,727	(1,296,196)	9,890,531
Total assets	25,145,209	(1,295,196)	23,850,013

Stockholders’ equity:
Statutory reserves	768,133	(132,036)	636,097
Accumulated other comprehensive income	114,447	25,165	139,612
Retained earnings	7,161,649	(1,188,325)	5,973,324
Total stockholders’ equity	14,941,909	(1,295,196)	13,646,713
Total liabilities and stockholders’ equity	$25,145,209	$(1,295,196)	$23,850,013

Note - The restatement above refers to the operations of the discontinued entity. Statutory reserves were reclassified into retained earnings per the consolidated financial statements.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

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

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interests

Non-controlling interests in our subsidiaries are recorded in accordance with the provisions of ASC 810 “Consolidation”, and are reported as a component of equity, separate from the parent company’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

There is a non-controlling interest who owns 49% of the partnership interest in the Company’s subsidiary, SavWatt Kaz, Ltd. There were no non-controlling interest balances per the financial statements as SavWatt did not have any operations for the year ended May 31, 2015.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue recognition

The Company’s revenue is derived from the sale of products. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104, included in the Accounting Standards Codification (“ASC”) as ASC 605, Revenue Recognition. Our determination to recognize revenue is based on the following:

•	Persuasive evidence that an arrangement (sales contract) exists between a willing customer and the Company that outlines the terms of the sale (including customer information, product specification, quantity of goods, purchase price and payment terms).

•	Delivery is considered to have occurred when the risks, rewards and ownership of the products are transferred from us to our customers.

•	The Company’s price to the customer is fixed and determinable as specifically outlined in the sales contract.

•	For customers to whom credit terms are extended, the Company assesses a number of factors to determine whether collection from them is probable, including past transaction history with them and their credit-worthiness. All credit extended to customers is pre-approved by management. If Management determines that collection is not reasonably assured, the Company will defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.

Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as advance from customers.

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of May 31, 2015 and 2014, no valuation allowance is considered necessary.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the fiscal years ended May 31, 2015 and 2014.

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

The Company’s accounts payable and accrued expenses approximate fair values due to their short-term maturities.

Foreign currency translation

The functional currency of the U.S. parent company is USD. The functional currency of the discontinued subsidiary is RMB and its reporting currency is U.S dollars for the purpose of these financial statements.  The accounts of the Chinese subsidiary were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income and other comprehensive income.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net income or cash.

Certain items of the discontinued entity, such as statutory reserves, were reclassified to retained earnings in the consolidated statements of changes in stockholders’ equity.

NOTE 5 - STOCKHOLDERS’ EQUITY

Pursuant to the Partnership Interest Purchase Agreement dated April 23, 2015, the Company issued 3,000,000 common shares to a related party. Refer to Note 6 for further discussion.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2015 and 2014, the Company had 34,325,241 and 31,325,241 shares issued and outstanding, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On April 23, 2015, the Company issued 3,000,000 common shares to Sutton Global Associates, Inc. (“Sutton Global”), the owner of SavWatt Kaz Ltd., for a 51% controlling interest in SavWatt. Sutton Global is controlled by the chief executive officer of the Company. At May 31, 2015, Sutton Global owned 8.7% of the Company’s outstanding common stock.

In accordance with ASC Topic 805-50-05, ‘Transactions Between Entities Under Common Control’, the acquisition of SavWatt was recorded at carrying value, i.e. the par value of common stock. The par value of common shares issued of $3,000 is treated as a distribution to the shareholder and a reduction to retained earnings in the consolidated statements of changes in stockholders’ equity.

In May 2015, the Company approved plans to sell 100% of China Metal as part of its disposition plans. Per the Stock Purchase Agreement dated June 2, 2015, the buyer is an officer and director of China Metal and Changzhou Huayue. The sale was recorded as an arm’s-length transaction.

In April 2015, Shudong Pan, Han Zhou and Qing Biao resigned as Chief Executive Officer, Chief Financial Officer and Secretary, respectively, of the Company. Mr. Pan and Mr. Zhou will continue as Chief Executive Officer and Chief Financial Officer, respectively, of the discontinued Chinese entities.

Related parties of the discontinued entity at May 31, 2015 and May 31, 2014 consist of the following:

Name of entity or individual	Relationship with the Discontinued Entity
Changzhou Wujin Hengtong Metal Steel Wires Co. Ltd.	Entity controlled by Ms. Pan Yile’s family members
Changzhou Hanyu Electronic Co., Ltd	Entity controlled by Mr. Pan Shudong’s sister
Chuangzhou Ruiyuan Steel Pipe Co. Ltd	Entity controlled by Mr. Pan Shudong’s sister
Changzhou Shiji Jinyue Packaging Co.,Ltd	Entity controlled by Mr. Pan Shudong’s brother in law
Changzhou Laiyue Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong
Changzhou Jinyue Electronic Co.,Ltd	Entity controlled by Mr. Pan Shudong’s brother in-law

(i)	Due from related parties

At May 31, 2015 and 2014, there were no amounts due from related parties.

(ii)	Due to related parties

Due to related parties at May 31, 2015 and 2014 consisted of the following:

	May 31, 2015	May 31, 2014
Changzhou Wujin Hengtong Metal	$282,349	$320,051
Changzhou Shiji Jinyue Packaging	838,980	-
Ruiyuan Steel Pipe Co. Ltd Changzhou	-	192,031
Changzhou Laiyue Electronic	6,944	-
Changzhou Jinyue Electronic	886,092	-
Hanyu Electronic Co., Ltd	-	80,013
Li Ximmei	122,556	-
Due to related parties	$2,136,921	$592,095

Due to related parties were unsecured, had no written agreement were due on demand with no maturity date, and bare no interest.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On April 27, 2015, the Company entered into an employment agreement with Isaac H. Sutton to serve as Chief Executive Officer of the Company. The agreement provides for an initial term of three years and will terminate on April 27, 2018. The employment agreement will be extended automatically for successive one-year periods thereafter unless the Company or Mr. Sutton gives written notice to the other to allow the employment agreement to expire. Mr. Sutton will be paid an initial annual base salary of $120,000. In addition, Mr. Sutton will be eligible to receive each year an incentive bonus in an amount up to 100% of his base salary and a revenue bonus in an amount equal to 0.75% of the amount by which the Company’s net revenues in such year exceed $25 million.

HUAYUE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject to the approval of the Board, the Company will also grant to Mr. Sutton a stock option to purchase 3,000,000 shares of the Company’s common stock at a price per share not less than the per-share fair market value of the common stock on the date of grant. The option will vest with respect to one-third of the shares on the first anniversary of the date of grant and as to the remaining two-thirds of the shares in 24 equal monthly installments thereafter.

The employment agreement also provides that Mr. Sutton will be entitled to participate in any short-term and long- term incentive plans generally available to executive officers of the Company, to participate with other executive officers in any of the Company’s employee fringe benefit plans, and to be reimbursed for certain business-related expenses. In addition, the employment agreement provides for certain benefits upon termination of Mr. Sutton’s employment under certain circumstances, including a change of control of the Company, as defined in the employment agreement, and to certain death benefits.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company has adopted the guidance as described in Note 2.

NOTE 9 - SUBSEQUENT EVENTS

Pursuant to the Stock Purchase Agreement dated June 2, 2015, the Company sold 100% of the issued and outstanding common shares of its wholly-owned subsidiary, China Metal, to Shudong Pan, the Company’s Chairman of the Board and Chief Executive Officer at such time, in consideration of 10,000,000 shares of the Company’s outstanding common stock. The sale was completed on June 12, 2015. The discontinued entity was valued at $5,500,000, which represented the 10,000,000 shares at a market value of $0.55 as of June 9, 2015. At the time of sale, China Metal’s net assets were $598,573, resulting in a gain on the sale of $4,901,427 recognized in fiscal year 2016.

On June 12, 2015, the Board and shareholders approved the increase of authorized common stock from 60,000,000 to 150,000,000 shares. The Board also approved the increase of authorized preferred stock from 1,000,000 to 10,000,000 shares.

On June 12, 2015, the Board accepted the resignations of Shudong Pan and Ximmei Li from the Board of Directors. The Board appointed Dr. Yunzhoung Wu and Yile Lisa Pan to the Board of Directors effective immediately.

On July 24, 2015, the Board elected Miller Mays III and Randall Satin to the Board of Directors.

In August 2015, the Company agreed to issue options to purchase 2,000,000 shares of common stock per consulting agreements. These options, as well as the options per Isaac H. Sutton’s employment agreement, are subject to Board approval at the time of this report.

On September 10, 2015, the Company entered into a purchase agreement to acquire 100% of the limited liability membership interests of BlueCo Energy LLC, a New York limited liability company (“BlueCo”), in consideration for the issuance of 20,000,0000 common shares. Upon closing, the Company will issue the common shares to GoCOM Corporation, a Nevada corporation (“GoCOM”), which is controlled by Isaac H. Sutton.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended May 31, 2015, we changed our independent registered accounting firm from KCCW Accountancy Corp. to Canuswa Accounting & Tax Services, Inc. The changes were not a result of any disagreement with KCCW Accountancy Corp.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of May 31, 2015.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our accounting personnel lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our system of disclosure controls and procedures was not effective as of May 31, 2015.

(b)	Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during our fourth fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of May 31, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that our internal controls over financial reporting were not effective as of May 31, 2015.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our executive officers and directors as of September 15, 2015:

Name	Age	Positions with the Company	Effective Date
Isaac H. Sutton	61	Chairman of the Board of Directors	April 27, 2015
		and Chief Executive Officer
Dr. Yunzhoung Wu	46	Director	June 12, 2015
Yile Lisa Pan	26	Director	June 12, 2015
Miller Mays III	70	Director	July 24, 2015
Randall Satin	49	Director	July 24, 2015

The following sets forth biographical information regarding our executive officers and directors.

Isaac H. Sutton is our Chairman of the Board and Chief Executive Officer.  Mr. Sutton has been an international entrepreneur for over 40 years focusing on emerging markets and technologies. During such period, Mr. Sutton has conducted business in many countries, including Taiwan, Korea, the Philippines, Poland and Uzbekistan. Mr. Sutton has extensive experience in a variety of industries, including marketing, import and export, electronics, telecommunications, information technology and capital markets. He has served as a founding member and executive officer of numerous ventures over such period, including GoCOM Corporation, the parent of BlueCo Energy LLC, a New York limited liability company, which he founded in June 2011 and has since served as its chief executive officer, SavWatt USA Inc., a supplier of LED bulbs, for which he was the chief executive officer from March 2010 to December 2012, GoIP Global Inc., a provider of a text messaging platform, for which he was the chief executive officer from 2006 to 2010 and Starinvest Group, Inc., a business development company, for which he was the chief executive officer from 1997 to 2006. Mr. Sutton holds a Bachelor’s Degree in Business Administration from Pace University.

Dr. Yunzhoung Wu has for more than the past five years been a senior professor in structural materials at Dalian Maritime University in Dalian, Liaoning Province, The People’s Republic of China.  Dr. Wu has published numerous academic articles and technical papers in a number of international publications, has headed approximately ten national level research projects in China and has been awarded seven Chinese national or provincial scientific research achievements.  Dr. Wu received a masters in business administration from Macao University in Macao, China and a Doctorate in Transportation from Dalian Maritime University.

Yile Lisa Pan has, since March 2014, been a Deputy General Manager of Changzhou Wujin Hengtong Metal Co. Ltd. and, from June 2011 to March 2013, was a Deputy General Manager of Changzhou Huayue Electronic Co. Ltd., one of our subsidiaries at that time.  In 2011, Ms. Pan received a Bachelor degree from Simon Fraser University in Canada.

Miller Mays III has over 40 years of international experience in creating, capitalizing and managing business platforms in numerous and varied industries, including public representations. Since 2008, Mr. Mays has been the Chief Executive Officer of Jones Production and Management L.L.C., a company that trades various fossil fuel products via its chain of distributors and also purchases, cuts and resells large loads of scrap metals domestically. Mr. Mays is also currently the President and Chief Executive Officer of Mays Consulting LLC, which holds an international license for medical products produced by Tib Baroi Shumo LLC. Mr. Mays earned his Bachelor of Business Administration from Louisiana Technical University in 1966, majoring in Transportation & Logistics.

Randall Satin has 25 years of experience in the lighting industry. He has designed, supplied and implemented LED conversions for many luxury commercial clients. Mr. Satin is now concentrating on the consumer market, proving that his systems have the same benefits for residential use. Since 1988, Mr. Satin has been the President and cofounder of 1800 NY BULBS, Ltd. Mr. Satin earned his B.A. from The George Washington University in 1988.

All of our directors hold offices until our next annual meeting of the shareholders, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee

Our board of directors have not yet appointed an Audit Committee, a Compensation Committee or a Nominating Committee.  The functions that would be performed by such committees are performed by our board of directors.  Our board of directors does not have yet an “audit committee financial expert”.

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

Code of Ethics

We have not yet adopted a Code of Ethics that applies to our executive officers. Our board of directors intends to adopt such a code in the coming year.

Section 16(a) Beneficial Ownership Reporting Compliance

None of our officers, directors or beneficial owners of more than 10% of our common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended May 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our named executive officers in our fiscal years ended May 31, 2015 and 2014. There was no other executive officers whose total salary and bonus for the fiscal years ended May 31, 2015 and 2014 exceeded $100,000.

				Stock	Option	Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards	Awards	Compensation
Shudong Pan - former Chief Executive Officer	2015	$2,777	-	-	-	-
	2014	$2,777	-	-	-	-
Isaac H. Sutton - Chief Executive Officer*	2015	$20,000	-	-	-	-

*	Mr. Pan resigned as our Chief Executive Officer, and Mr. Sutton was appointed our Chief Executive Officer, on April 27, 2015. Mr. Sutton’s salary was deferred in fiscal year 2015.

Employment Agreements

On April 27, 2015, we entered into an employment agreement with Isaac H. Sutton to serve as our Chief Executive Officer. The agreement provides for an initial term of three years and will terminate on April 27, 2018. The employment agreement will be extended automatically for successive one-year periods thereafter unless we or Mr. Sutton gives written notice to the other to allow the employment agreement to expire. Mr. Sutton will be paid an initial annual base salary of $120,000. In addition, Mr. Sutton will be eligible to receive each year an incentive bonus in an amount up to 100% of his base salary and a revenue bonus in an amount equal to 0.75% of the amount by which our net revenues in such year exceed $25 million. Subject to the approval of the Board, we will also grant to Mr. Sutton a stock option to purchase 3,000,000 shares of our common stock at a price per share not less than the per-share fair market value of the common stock on the date of grant. The option will vest with respect to one-third of the shares on the first anniversary of the date of grant and as to the remaining two-thirds of the shares in 24 equal monthly installments thereafter.

The employment agreement also provides that Mr. Sutton will be entitled to participate in any short-term and long- term incentive plans generally available to executive officers, to participate with other executive officers in any of our employee fringe benefit plans, and to be reimbursed for certain business-related expenses. In addition, the employment agreement provides for certain benefits upon termination of Mr. Sutton’s employment under certain circumstances, including a change of control of our company, as defined in the employment agreement, and to certain death benefits.

Compensation of Directors

There was no compensation to our board of directors for the year ended May 31, 2015.

Equity Grants

Mr. Sutton is entitled to receive an option to purchase 3,000,000 shares of our common stock at a price per share not less than the per-share fair market value of the common stock on the date of grant, as reasonably determined by the Board (or a committee thereof). The option will vest with respect to thirty-three and one-third percent (33 ⅓%) of the shares subject to the option on the first anniversary of the grant date of the option. The remaining sixty-six and two-thirds percent (66 ⅔%) of the shares subject to the option will vest in twenty-four (24) substantially equal monthly installments thereafter. In each case, the vesting of the option is subject to Mr. Sutton’s continued employment by our company through the respective vesting date. The maximum term of the option will be ten (10) years, subject to earlier termination upon the termination of Mr. Sutton’s employment with our company, a change in control of our company and similar events.

At May 31, 2015, the option grant was still subject to Board approval.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Isaac H. Sutton, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There were 24,325,241 shares of our common stock outstanding on September 15, 2015.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

	Amount and Nature of	Percentage of
Beneficial Owner	Beneficial Ownership (1)	Class
Sutton Global Associates Inc. (2)	3,000,000	12.3%
Isaac H. Sutton (2)	3,000,000	12.3%
Shudong Pan / Ximmei Li (3)	3,079,370	12.7%
Huaking Zhou (4)	4,722,153	19.4%
Yunzhoung Wu	322,000	1.3%
Yile Lisa Pan	-	0.0%
Miller Mays III	-	0.0%
Randall Satin	-	0.0%
All officers and directors as a group (5 persons)	3,322,000	13.7%

(1)	Except as otherwise noted, all shares are owned of record and beneficially.

(2)	Represents shares owned by Sutton Global Associates, Inc., which is controlled by Isaac H. Sutton, our Chief Executive Officer.

(3)	Shudong Pan and Xinmei Liare married to each other. Accordingly, each is a beneficial owner of shares owned of record by the other. Their record ownership is: Shudong Pan - 809,000; Li Xinmei -2,270,370. The shares owned by Shudong Pan and Xinmei Li are restricted by the terms of the Entrusted Management Agreement dated September 2, 2011.

(4)	Includes 2,000,000 shares owned of record by Moutasia Capital Opportunity Fund, LLC, over which Mr. Zhou exercises voting and dispositional control, 1,472,153, shares owned of record by Mr. Zhou’s spouse, Xiaojin Wang, and 600,000, 450,000 and 200,000 shares owned by Ying Wang, Hao Wang and Ian Wang, respectively, over which Mr. Zhou exercises voting and dispositional control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None noted other than disclosed in Note 6 to the consolidated financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KCCW Accountancy Corporation was engaged to serve as our independent registered public accountant in August 2014.  Previously, Friedman LLP served as our independent registered public accountant.

During the year ended May 31, 2015, we dismissed KCCW Accountancy Corp. and engaged Canuswa Accounting & Tax Services to serve as our independent registered public accountant.

Audit Fees

Canuswa Accounting & Tax Services billed $45,000 to us for professional services rendered for the audit of financial statements for the fiscal year ended May 31, 2015.

KCCW Accountancy Corporation billed $40,000 to us for professional services rendered for the audit of financial statements for the fiscal year ended May 31, 2014.

Audit-Related Fees

KCCW Accountancy Corporation billed $5,000 for assurance and related services that are reasonably related to the performance of the fiscal 2014 audit or review of the quarterly financial statements.

Tax Fees

None noted.

All Other Fees

None noted.

It is our policy that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Canuswa Accounting & Tax Services or KCCW Accountancy Corporation.

Subcontracted Services

The hours expended on KCCW Accountancy Corporation’s engagement to audit our financial statements for the year ended May 31, 2014 that were attributed to work performed by persons other than full-time permanent employees of KCCW Accountancy Corporation  was not greater than 50% of the total hours expended.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibit List

3.1	Certificate of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form 8-A on November 19, 2010 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation dated August 16, 2006 - filed as an exhibit to the Company’s Registration Statement on Form 8-A on November 19, 2010 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated October 17, 2011 - filed as an exhibit to the Company’s Current Report on Form 8-K on November 3, 2011 and incorporated herein by reference.

3.4	Bylaws - Filed as an exhibit to the Company’s Registration Statement on Form 8-A on November 19, 2010 and incorporated herein by reference.

10.1	Entrusted Management Agreement dated September 31, 2011 among HXT Holdings, Inc., Pan Shudong and Li Xinmei - filed as an exhibit to the Company’s Current Report on Form 8-K on September 2, 2011 and incorporated herein by reference.

10.2	Partnership Interest Purchase Agreement, dated as of April 23, 2015, by and between the Company and Sutton Global Associates Inc. – filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2015 and incorporated herein by reference (The exhibits and schedules to the Asset Purchase Agreement have been omitted. The Company will furnish such exhibits and schedules to the SEC upon request.)

10.3

Employment Agreement dated as of April 22, 2015 between the Company and Isaac H. Sutton – filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2015 and incorporated herein by reference.

10.4	Stock Purchase Agreement, dated June 12, 2015, between the Company and Shudang Pan – filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2015 and incorporated herein by reference.

10.5	Shareholders’ Agreement dated as of June 12, 2015 among the Company and Shudang Pan, Xinmei Li, Kuanlian Peng, Hao Wang, Jianxin Li, Shurong Li and Sutton Global Associates Inc. – filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2015 and incorporated herein by reference.

10.6*	Membership Interest Purchase Agreement dated as of September 10, 2015 between the Company and GoCOM Corporation. (The exhibits and schedules to the Membership Interest Agreement have been omitted. The Company will furnish such exhibits and schedules to the SEC upon request.)

21	Subsidiaries – 51% ownership interest in SavWatt Kazakhstan Ltd., a limited liability partnership organized under the laws of Kazakhstan.

31*	Rule 13a-14(a) Certification of principal executive officer and principal financial officer

32*	Rule 13a-14(b) Certification of principal executive officer and principal financial officer

101 INS*	XBRL Instance Document

101 SCH*	XBRL Schema Document

101 CAL*	XBRL Calculation Linkbase Document

101 DEF*	XBRL Definition Linkbase Document

101 LAB*	XBRL Labels Linkbase Document

101 PRE*	XBRL Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUAYUE ELECTRONICS, INC.

Date: September 15, 2015	By:	/s/ Isaac H. Sutton
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Isaac Sutton	Chief Executive Officer and Director (principal executive officer and principal accounting officer)	September 15, 2015
Isaac Sutton

/s/Yunzhoung Wu	Director	September 15, 2015
Yunzhoung Wu

/s/Yile Lisa Pan	Director	September 15, 2015
Yile Lisa Pan

/s/Miller Mays III	Director	September 15, 2015
Miller Mays III

/s/Randall Satin	Director	September 15, 2015
Randall Satin