Form 10-K/A
period 2015-05-31
Huayue Electronics, Inc.
filed 2015-10-13
CIK 1315756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference: NO

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K, or this 10-K/A, we will refer to Huayue Electronics Inc., a Delaware corporation, as “our company,” “we,” “us,” and “our.”

We are filing this Form 10-K/A to amend certain disclosures in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, as originally filed with the Securities and Exchange Commission on September 15, 2015 (our “Report”), to amend Note 9 to our audited financial statements included in Item 8 of our Report and to add to such financial statements the report of Canuswa Accounting & Tax Service Inc., our independent registered public accounting firm.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have included Item 13 of Part III, “Exhibits,” as part of this Form 10-K/A. As further required by Rule 12b-15, this Form 10-K/A sets forth the complete text of each item as amended.

This Form 10-K/A does not affect any section of our Report not specifically discussed herein and continues to speak as of the date of our Report. Other than as specially reflected in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the filing of our Report or modify or update any related disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report.

PART II

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

1

CANUSWA ACCOUNTING & TAX SERVICES INC.

16301 NE 8th Street, Suite 138, Bellevue, WA 98008

Tel: 408-329-6249/425-516-7453

E-mail: info@canuswa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Huayue Electronics Inc.

We have audited the accompanying balance sheets of Huayue Electronics Inc. as of May 31, 2015 and the related statements of operation, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of and for the year ended May 31, 2014, were audited by other auditors; whose report dated Sept. 15, 2014; express an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huayue Electronics Inc. as of May 31, 2015 and the results of its operation and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Canuswa Accounting & Tax Services Inc.

Bellevue, WA 98008

Oct. 08, 2015

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

10.4	Stock Purchase Agreement, dated June 12, 2015, between the Company and Shudang Pan – filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2015 and incorporated herein by reference.

10.5	Shareholders’ Agreement dated as of June 12, 2015 among the Company and Shudang Pan, Xinmei Li, Kuanlian Peng, Hao Wang, Jianxin Li, Shurong Li and Sutton Global Associates Inc. – filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2015 and incorporated herein by reference.

2

10.6*	Membership Interest Purchase Agreement dated as of September 10, 2015 between the Company and GoCOM Corporation. (The exhibits and schedules to the Membership Interest Agreement have been omitted. The Company will furnish such exhibits and schedules to the SEC upon request.)

21	Subsidiaries – 51% ownership interest in SavWatt Kazakhstan Ltd., a limited liability partnership organized under the laws of Kazakhstan.

31**	Rule 13a-14(a) Certification of principal executive officer and principal financial officer

32**	Rule 13a-14(b) Certification of principal executive officer and principal financial officer

101 INS**	XBRL Instance Document

101 SCH**	XBRL Schema Document

101 CAL**	XBRL Calculation Linkbase Document

101 DEF**	XBRL Definition Linkbase Document

101 LAB**	XBRL Labels Linkbase Document

101 PRE**	XBRL Presentation Linkbase Document

*	Previously filed
**	Filed herewith

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUAYUE ELECTRONICS, INC.

Date: October 13, 2015	By:	/s/ Isaac H. Sutton
	Name:	Isaac H. Sutton
	Title:	Chief Executive Officer