Form 10-Q
period 2015-08-31
Huayue Electronics, Inc.
filed 2015-10-20
CIK 1315756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-54205

HUAYUE ELECTRONICS INC. (Exact name of registrant as specified in its charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

475 Park Avenue South, 30th Floor, New York, NY 10016
(Address of Principal Executive Offices)

Registrant’s Telephone Number, including area code: 212-401-6181

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 20, 2015, there were 24,695,724 shares of the registrant’s common stock outstanding.

Form 10-Q Quarterly Report

Huayue Electronics Inc.

Consolidated Balance Sheets

	August 31, 2015	May 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash	$500	$–
Assets from discontinued operations (Note 4)	–	8,703,090
Total Current Assets	500	8,703,090
Assets from discontinued operations (Note 4)	–	4,161,668
Total Assets	500	12,864,758

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$180,652	$48,750
Due to shareholder	79,938	–
Notes payable, net of debt discount	48,489	–
Liabilities from discontinued operations (Note 4)	–	11,928,595
Total Current Liabilities	309,079	11,977,345
Liabilities from discontinued operations (Note 4)	–	337,590
Total Liabilities	309,079	12,314,935

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 60,000,000 shares authorized; 24,539,724 and 34,325,241 shares issued and outstanding at August 31, 2015 and May 31, 2015, respectively	24,539	34,325
Additional paid-in capital	6,342,538	6,866,355
Accumulated deficit	(6,675,656)	(6,350,857)
Total Stockholders' Equity (Deficit)	(308,579)	549,823
Total Liabilities and Stockholders' Equity (Deficit)	$500	$12,864,758

See notes to the unaudited consolidated financial statements.

Huayue Electronics Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended
	August 31, 2015	August 31, 2014
Net sales	$–	$–
Cost of goods sold	–	–
Gross profit	–	–
Operating expenses:
Salaries	60,000	–
Professional fees	241,518	–
General and administrative	19,823	–
Total operating expenses	321,341	–
Loss from operations	(321,341)	–
Other income (expenses):
Amortization of debt discount	(3,459)	–
Loss before income taxes	(324,800)	–
Income tax provision	–	–
Net loss from continuing operations	(324,800)	–

Net loss from discontinued operations, net of taxes (Note 4)	–	(127,286)

Net loss	$(324,800)	$(127,286)

Foreign currency translation gain	–	234,412

Net comprehensive (loss) income	$(324,800)	$107,126

Basic and diluted (loss) income from continuing operations	$(0.01)	$–
Basic and diluted (loss) income from discontinued operations	$–	$(0.00)
Basic and diluted (loss) income per share	$(0.01)	$(0.00)

Weighted average number of common shares	25,323,569	31,325,241

See notes to the unaudited consolidated financial statements.

Huayue Electronics Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	August 31, 2015	August 31, 2014
Cash flows from operating activities:
Net loss	$(324,800)	$(127,286)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net loss from discontinued operations	–	127,286
Amortization of debt discount	3,459	–
Shares issued to consultants	20,000	–
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	131,903	–
Due to shareholder	79,938	–
Net cash used in operating activities - continuing operations	(89,500)	–
Net cash provided by operating activities - discontinued operations	–	283,686
Net cash (used in) provided by operating activities	(89,500)	283,686

Cash flows from investing activities:
Net cash used in investing activities - continuing operations	–	–
Discontinued operations cash sold in sale of subsidiary	(48,161)	–
Net cash used in investing activities	(48,161)	–

Cash flows from financing activities:
Proceeds from promissory note agreements	90,000	–
Net cash provided by financing activities - continuing operations	90,000	–
Net cash used in financing activities - discontinued operations	–	(317,434)
Net cash provided by (used in) financing activities	90,000	(317,434)

Effect of exchange rate on cash and cash equivalents - discontinued operations	–	7,255

Net (decrease) in cash and cash equivalents	(47,661)	(26,493)

Cash at beginning of period - discontinued operations	48,161	344,636
Less: Cash at end of period - discontinued operations	–	(318,143)
Cash at end of period - continuing operations	$500	$–

Supplemental schedule of non-cash investing and financing activities:
Sale of discontinued entity	$598,573	$–
Common shares issued in conjunction with promissory note	$44,971	$–

Supplemental cash flow disclosure:
Income tax paid	$–	$–
Interest paid	$–	$45,287

See notes to the unaudited consolidated financial statements.

HUAYUE ELECTRONICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Huayue Electronics, Inc. (the “Company”) was incorporated in Delaware on January 13, 2015 under the name China International Enterprise Corp. In 2011, the Company changed its name to HXT Holdings, Inc. On September 2, 2011, the Company acquired all of the outstanding capital stock of China Metal Holding, Inc. (“China Metal”), a privately-owned corporation formed in the State of Delaware. China Metal is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Changzhou Huayue Electronics Company, Limited (“Changzhou Huayue”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Changzhou Huayue is engaged in developing, manufacturing and selling high frequency induction lights and electrolytic capacitors. Changzhou Huayue’s offices and manufacturing facilities are located in China. Effective November 2, 2011, the Company changed its name to Huayue Electronics, Inc.

On April 23, 2015, the Company entered into a Partnership Interest Purchase Agreement to purchase 51% of the limited liability partnership interests in SavWatt Kazakhstan Ltd. (“SavWatt”), a limited liability partnership formed under the laws of Kazakhstan. Effective that date, SavWatt’s operations will be included in the Company’s consolidated financial position and results. SavWatt Kazakhstan was formed by Sutton Global Associates, Inc. (see Note 7) on April 8, 2015 to engage in the business of manufacturing and distributing energy efficient products in Kazakhstan and other Eastern European countries.

In May 2015, the Company approved plans to dispose of China Metal, including its subsidiary Changzhou Huayue. China Metal was sold on June 12, 2015. Refer to Note 4 for further discussion.

NOTE 2 – BASIS OF PRESENTATION

These unaudited consolidated financial statements as of and for the three (3) months ended August 31, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2015 and 2014, respectively, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 15, 2015 and the amendment thereto on Form 10-K/A filed on October 13, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended August 31, 2015 are not necessarily indicative of results for the entire year ending May 31, 2016.

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company had negative working capital of $308,579 at August 31, 2015 and incurred a net loss of $324,800 for the three months ended August 31, 2015.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to fund acquisitions in order to generate profitable operations in the future.

HUAYUE ELECTRONICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that funds received will enable it to execute its business plan and generate positive operating results. However, the outcome of these matters cannot be predicted at this time and there are no assurances that the Company will be successful in accomplishing its plans.

NOTE 4 - DISCONTINUED OPERATIONS

In May 2015, the Company approved plans to dispose of its subsidiary China Metal, including China Metal’s wholly-owned subsidiary, Changzhou Huayue. Management elected to dispose of the entities because the Company intends to focus its operations outside of China and rather in the U.S. and other foreign markets. On June 2, 2015, the Company entered into a Stock Purchase Agreement to sell 100% of the issued and outstanding shares of common stock of China Metal. The Company completed the sale on June 12, 2015.

In accordance with ASC 205-20, China Metal, and its wholly-owned subsidiary Changzhou Huayue, have been presented as a discontinued business in the consolidated financial statements as of May 31, 2015. Previously reported results for the unaudited comparable period ended August 31, 2014 have been restated to reflect this reclassification.

The operational results of China Metal are presented in the “Net income from discontinued operations, net of taxes” line item on the unaudited consolidated statement of operations for the period ended August 31, 2014. The assets and liabilities of the discontinued business are presented on the consolidated balance sheet as of May 31, 2015 as assets and liabilities from discontinued operations.

On June 12, 2015, the Company completed its sale of China Metal. The Company purchased 10,000,000 shares of HUAY common shares from the seller and delivered to the seller 100% of the net assets in China Metal, which was $598,573 at the time of the sale. As the seller was a related party (see Note 8), the transaction was recorded at cost and no gain or loss was recorded on the sale.

The major components of net (loss) income from discontinued operations were as follows:

	Three Months Ended August 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net sales	$-	$3,519,692
Cost of goods sold	-	1,942,464
Gross profit	-	1,577,228
General and administrative expenses	-	1,711,075
Income tax benefit	-	22,462
Net loss	$-	$(127,286)
Comprehensive income	$-	$107,126

HUAYUE ELECTRONICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The major classes of assets and liabilities from discontinued operations were as follows:

	August 31, 2015	May 31, 2015
	(Unaudited)
Cash	$-	$48,161
Accounts and other receivables	-	2,776,773
Advances to suppliers	-	1,866,075
Investment in sales-type lease	-	2,384,088
Total current assets	-	8,703,090
Property and equipment	-	1,045,827
Long-term receivables	-	2,950,151
Total assets	$-	$12,864,758

Short-term loans	-	2,984,834
Accounts payable	-	2,630,700
Taxes payable	-	2,685,297
Due to related parties	-	2,136,921
Total current liabilities	-	11,928,595
Total liabilities	$-	$12,266,185

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

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

Non-controlling interests

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of ASC 810 “Consolidation”, and are reported as a component of equity, separate from the parent company’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interests are included in the Company’s consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

There is a non-controlling interest who owns 49% of the partnership interest in the Company’s subsidiary, SavWatt Kazhakstan, Ltd. There were no non-controlling interest balances per the financial statements as SavWatt did not have any operations for the period ended August 31, 2015, and its equity balance was insignificant.

HUAYUE ELECTRONICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue recognition

The Company’s revenue is derived from the sale of products. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104, included in the Accounting Standards Codification (“ASC”) as ASC 605, Revenue Recognition. Our determination to recognize revenue is based on the following:

•	Persuasive evidence that an arrangement (sales contract) exists between a willing customer and us that outlines the terms of the sale (including customer information, product specification, quantity of goods, purchase price and payment terms).

•	Delivery is considered to have occurred when the risks, rewards and ownership of the products are transferred from the Company to its customers.

•	The price to the customer is fixed and determinable as specifically outlined in the sales contract.

•	For customers to whom credit terms are extended, the Company assesses a number of factors to determine whether collection from them is probable, including past transaction history with them and their credit-worthiness. All credit extended to customers is pre-approved by management. If the Company determines that collection is not reasonably assured, the Company defers the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.

Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as advance from customers.

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of August 31, 2015 and 2014, no valuation allowance is considered necessary.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended August 31, 2015 and 2014.

Fair value of financial instruments

The Financial Accounting Standards Board’s ASC Topic 820, “Fair Value Measurements”, defines fair value, establishes a three-level valuation hierarchy for fair value measurements and enhances disclosure requirements.

HUAYUE ELECTRONICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s accounts payable and accrued expenses, due to shareholder and notes payable approximate fair values due to their short-term maturities.

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for nonemployee share-based awards in accordance with ASC Topic 505-50.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification ASC 260 Earnings per Share (“ASC 260”). Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method). There were no such securities for the periods ended August 31, 2015 and 2014.

Foreign currency translation

The functional currency of the U.S. parent company is USD. The functional currency of the discontinued subsidiary at May 31, 2015 is RMB and its reporting currency is U.S dollars for the purpose of these financial statements.  The accounts of the Chinese subsidiary were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the unaudited statement of operations and comprehensive income for the three months ended August 31, 2014.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net income or cash.

Certain items of the discontinued entity, such as statutory reserves and accumulated other comprehensive income, were reclassified to retained earnings in the consolidated balance sheet as of May 31, 2015.

HUAYUE ELECTRONICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTE PAYABLE

On August 24, 2015, the Company entered into a short-term promissory note with an accredited investor for $79,000. The note earns interest at 2% per annum and matures on November 23, 2015. In conjunction with the note, the Company issued 180,000 common shares to the investor. The shares resulted in a debt discount of $44,791, of which $3,459 was amortized during the period. As of August 31, 2015, the note payable, net of unamortized debt discount, was $37,489.

On August 25, 2015, the Company borrowed an additional $11,000 from the same investor. The loan is non-interest bearing, unsecured and due on demand.

NOTE 7 - STOCKHOLDERS’ EQUITY

Pursuant to the Partnership Interest Purchase Agreement dated April 23, 2015, the Company issued 3,000,000 common shares to a related party. Refer to Note 8 for further discussion.

On June 12, 2015, the Company repurchased 10,000,000 of the Company’s outstanding common stock pursuant to the sale of China Metal. Refer to Note 8 for further discussion.

On August 17, 2015, the Company issued 34,483 common shares pursuant to a consulting agreement for a value of $20,000, or $0.58 per share. The amount is included in professional fees in the unaudited consolidated statements of operations and comprehensive income.

As of August 31, 2015 and May 31, 2015, the Company had 24,539,724 and 34,325,241 common shares issued and outstanding, respectively.

On June 12, 2015, the Board and shareholders approved the increase of authorized common stock from 60,000,000 to 150,000,000 shares. The Board also approved the increase of authorized preferred stock from 1,000,000 to 10,000,000 shares. The actions are pending shareholder notification. Currently, there are no preferred shares outstanding.

In August 2015, the Company agreed to issue options to purchase 2,000,000 shares of common stock per consulting agreements. These options, as well as the options per Isaac H. Sutton’s employment agreement, are subject to Board approval at the time of this report.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

On April 23, 2015, the Company issued 3,000,000 common shares to Sutton Global Associates, Inc. (“Sutton Global”), the owner of SavWatt Kazakhstan Ltd., for a 51% controlling interest in SavWatt. Sutton Global is 100% owned by the chief executive officer of the Company. At August 31, 2015, Sutton Global owned 12.2% of the Company’s outstanding common stock.

In accordance with ASC Topic 805-50-05, ‘Transactions Between Entities Under Common Control’, the acquisition of SavWatt was recorded at carrying value, i.e. the par value of common stock. The par value of common shares issued of $3,000 is treated as a distribution to the shareholder and a reduction to retained earnings.

HUAYUE ELECTRONICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the period ended August 31, 2015, Sutton Global paid certain expenses on behalf of the Company. The balance owed to Sutton Global is included as Due to shareholder on the unaudited consolidated balance sheet.

On June 12, 2015, the Company sold 100% of its subsidiary China Metal to Mr. Shudong Pan, an officer and director of China Metal and Changzhou Huayue. As part of the sale, the Company repurchased 10,000,000 of the outstanding common shares held by Mr. Pan. The repurchase of common shares was recorded at cost of $598,573, which represented the value of China Metal’s net assets at the time of the sale. Upon repurchase, the common shares were retired.

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

Related parties of the discontinued entity at May 31, 2015 consisted of the following:

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On April 27, 2015, the Company entered into an employment agreement with Isaac H. Sutton to serve as Chief Executive Officer of the Company. The agreement provides for an initial term of three years and will terminate on April 27, 2018. The employment agreement will be extended automatically for successive one-year periods thereafter unless the Company or Mr. Sutton gives written notice to the other to allow the employment agreement to expire. Mr. Sutton will be paid an initial annual base salary of $120,000. At August 31, 2015, accrued salary owed to Mr. Sutton of $60,000 was included in Due to shareholder per the unaudited consolidated balance sheet.

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

HUAYUE ELECTRONICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company has adopted the guidance as described in Note 3.

NOTE 11 - SUBSEQUENT EVENTS

On September 3, 2015, the Company entered into a promissory note agreement for $78,000. In conjunction with the note, the Company issued 156,000 common shares to the investor.

On September 8, 2015, the Company formed Tarsier Systems Ltd., a New York corporation. Tarsier Systems is a 100% subsidiary.

On September 10 , 2015, the Company entered into a purchase agreement to acquire 100% of the limited liability membership interests of BlueCo Energy LLC, a New York limited liability company (“BlueCo”), in consideration for the issuance of 20,000,0000 common shares. Upon closing, the Company will issue the common shares to GoCOM Corporation, a Nevada corporation (“GoCOM”), which is controlled by Isaac H. Sutton. There can be no assurance that the Company will complete the proposed acquisition of BlueCo.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Huayue Electronics, Inc. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K filed on September 15, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Company Overview

After completing the reorganization of our business and management in May 2015 as discussed earlier, we intend to engage in the business of:

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

We believe Smart Cities will not only be safer and more convenient cities, but they will be “greener,” more cost-effective cities as the advances in LED lighting can dramatically reduce a cities energy consumption. We are in the process of developing and/or acquiring the innovative talent, patents and technology that we believe will be required to enable our company to be a driving force in shaping the cities of tomorrow. We plan on being pioneers as the world of utility merges with the worlds of convenience, data dissemination, media and lifestyle.

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

According to the Federal Energy Regulatory Commission, demand response (DR) is defined as “changes in electric usage by end-use customers from their normal consumption patterns in response to changes in the price of electricity over time, or to incentive payments designed to induce lower electricity use at times of high wholesale market prices or when system reliability is jeopardized.” DR includes all intentional modifications to consumption patterns of electricity of induce customers that are intended to alter the timing, level of instantaneous demand, or the total electricity consumption. It is expected that demand response programs will be designed to decrease electricity consumption or shift it from on-peak to off-peak periods depending on consumers’ preferences and lifestyles. Demand response activities are defined as “actions voluntarily taken by a consumer to adjust the amount or timing of his energy consumption”. Actions are generally in response to an economic signal (e.g. energy price, or government and/or utility incentive). Demand response is a reduction in demand designed to reduce peak demand or avoid system emergencies. As a result, demand response can be a more cost-effective alternative than adding generation capabilities to meet the peak and or occasional demand spikes. The underlying objective of DR is to actively engage customers in modifying their consumption in response to pricing signals. The goal is to reflect supply expectations through consumer price signals or controls and enable dynamic changes in consumption relative to price.

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

We also will compete with major lighting manufacturers, including General Electric, Philips and Sylvania. Although these companies have established reputations in the marketplace, we believe we can establish our company as a trusted brand because essentially everyone is a newcomer to the LED space. In addition, while these larger companies have more intensive research and development, sales and marketing resources, we believe our smaller infrastructure should allow us to be more nimble, be able to bring new innovations to market faster and be more price competitive as we too are working with high-yield manufacturers. While we also face competition from smaller U.S.-based lighting companies, we believe our product innovation, as well as our branding and marketing expertise, will help us rise above the weakest competition and stay head-to-head with the best competitors in the marketplace.

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

Micro-Grid/Battery Back Up

In October 2012, Hurricane Sandy devastated power infrastructures from Jamaica and Cuba to New York City and beyond. Power was disrupted to millions of families and businesses for days, weeks and even months. Electric grid vulnerability was back in the mind of government leaders, emergency management personnel and even customers. The advances in battery technology over the last decade is palpable. The purchases of electric cars have gone well beyond the “early adopters” and into the mainstream. Fledgling companies like Tesla have emerged as formidable competition for Detroit’s oldest brands, and Tesla has recently announced that it has set its sights on other major applications for its innovative battery technologies. We also plan to become a formidable competitor in the world of battery storage and micro-grid technology. While the world has embraced the concept of “energy saving,” there is still a heavy reliance on the worldwide energy grid, the complex system of energy supply that spans the globe. Ultimately, it is those that achieve total independence from this energy grid that will be the least vulnerable and most valuable. Over the next several years, our Tarsier Innovation division plans will to forge new ground in battery storage and micro-grid technology. As discussed above, we are currently negotiating to acquire a software program that can manage energy that is purchased at “off peak” times, when costs are lower, stored on a battery and re-deployed during “Peak” times when energy costs typically are higher. However, there can be no assurance that we will successfully complete such acquisition.

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

Once a product has been created for a particular market, we plan to develop a marketing campaign using a combination of sales channels, with an emphasis on door-to-door marketing, outbound telemarketing, event marketing, geo-targeted internet advertising/social media and local advertising/PR. We plan to identify and acquire customers through a variety of additional sales channels, including our inbound customer care call center, online marketing, email marketing, direct mail, direct sales, brokers and consultants. We also believe that our uniqueness will be that both our Energy Audit and Energy Management divisions will help us identify new customers and vice versa. We plan on entering into non-exclusive arrangements with independent sales, marketing and public relations vendors and our marketing team will continually monitor their effectiveness. A close eye will be kept on customer acquisition costs to ensure that we are maximizing the return on our marketing dollars.

Our management and marketing teams will not only devote significant attention to customer acquisition, but both a “refer-a-friend” incentive and a “loyalty” incentive program will be developed. We will continually educate our customer and keep them informed of their historical usage, attrition rates and consumer behavior so we can continue to build trust. This will also allow us to specifically tailor competitive products that aim to maximize the total expected return from energy sales to a specific customer. This is what we refer to as Customer Lifetime Value (CLV).

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

Consolidated Results of Operations

In June 2015, we disposed of our wholly-owned subsidiary, China Metal Holdings, Inc. The results of China Metal are presented as Net income from discontinued operations in our unaudited consolidated statements of income for the periods ended August 31, 2015 and 2014. Refer to Note 4 in the notes to the unaudited consolidated financial statements for a breakdown of major income and expense items of the discontinued entity.

Our continuing operations did not have any sales for the three months ended August 31, 2015 and 2014.

Our operating expenses for the periods were as follows:

	Three Months Ended August 31,
	2015	2014
	(Unaudited)	(Unaudited)
Salaries	$60,000	$-
Professional fees	241,518	-
General and administrative	19,823	-
Total operating expenses	$321,341	$-

For the three months ended August 31, 2015, salaries consisted of amounts owed to the chief executive officer who joined our company in April 2015. Professional fees included expenses incurred for consultants, lawyers, accountants and investor relations. Included in this amount is $20,000 of common shares issued to a consultant, as mentioned in Note 6 of the unaudited consolidated financial statements. General and administrative expenses was primarily attributable to rent expense. We expect operating expenses to increase as we continue to increase our operations.

During the three months ended August 31, 2015, we recorded an amortization of debt discount of $3,459 pertaining to the debt discount established upon the promissory note agreement dated August 24, 2015.

Net loss from continuing operations for the periods ended August 31, 2015 and 2014 was $324,800 and $0, respectively. We anticipate that depending on market conditions and our current state of operations, we may incur additional operating losses in the future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

As of August 31, 2015, our cash balance was $500. Our primary sources of cash have been a short-term promissory note and loan from an individual investor. Further, certain expenses have been paid by Sutton Global, the company controlled by our chief executive officer, on behalf of our company. This has allowed us to continue operations and pay creditors given our limited liquidity. Our primary use of expenses has been payments for professional fees to consultants, lawyers, accountants, and fees associated with public filings, as well as repayments of amounts owed to the chief executive officer.

We believe that we have the ability to generate adequate working capital necessary for ongoing operations and obligations. However, we do not have sufficient working capital to fund our aggressive growth plans. We will need to raise additional capital to fund our mergers and acquisition activity. We are actively seeking debt and equity financing. If we are unable to raise additional funds through any means, we will be forced to postpone our expansion plans and our growth and profitability would be reduced.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

We have presented cash flows from operating, investing, and financing activities from discontinued operations on the unaudited consolidated statements of cash flows for the periods ended August 31, 2015 and 2014.

During the three months ended August 31, 2015, net cash used in operating activities of $89,500 was primarily attributable to a net loss of $324,800. The net loss was offset by an increase in accounts payable and accrued expenses of $131,903 as many professional fees incurred have not yet been paid to creditors, and an increase in due to shareholder of $79,938, representing amounts still owed to Sutton Global for expenses paid on our behalf. Lastly, the net loss was partially offset by $20,000 in non-cash professional fees for shares issued to a consultant.

During the three months ended August 31, 2015, there was no cash provided by or used in investing activities.

During the three months ended August 31, 2015, net cash provided by financing activities of $90,000 included a $79,000 short-term promissory note from an accredited investor and an additional loan of $11,000 from the same individual.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 5 to our unaudited consolidated financial statements for the period ended August 31, 2015 contained herein.

Impact of Accounting Pronouncements

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. We have adopted the guidance as described in Note 5 in the notes to the unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during our first fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of August 31, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Inadequate procedures to test internal controls

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that our internal controls over financial reporting were not effective as of August 31, 2015.

PART II.              OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors included in our Annual Report on Form 10-K filed on September 15, 2015.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURIITES

Sale of Unregistered Securities. On August 24, 2015, we issued 180,000 common shares in conjunction with a promissory note agreement. The common shares issued pursuant to the note agreement qualified for an exemption pursuant to Section 4(a)(2) of the Securities Act since the issuance of the securities by us did not involve a “public offering.”

On August 17, 2015, we issued 34,483 common shares pursuant to a consulting agreement to provide investor relations services. The common shares issued pursuant to the consulting agreement qualified for an exemption pursuant to Section 4(a)(2) of the Securities Act since the issuance of the securities by us did not involve a “public offering.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31	Rule 13a-14(a) Certification – CEO

32	Rule 13a-14(b) Certification

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUAYUE ELECTRONICS, INC.

Date: October 20, 2015	By:	/s/ Isaac H. Sutton
Chief Executive Officer
(Principal executive officer and principal financial officer)

