Form 10-Q
period 2015-11-30
Tarsier Ltd.
filed 2016-01-19
CIK 1315756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-54205

TARSIER LTD. (Name of Registrant in its Charter)

Delaware	20-2188353
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

475 Park Avenue South, 30th Floor, New York, NY 10016
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 212-401-6181

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was $4,313,479 based upon the closing sale price on November 30, 2014 of $0.58 per share.

As of January 19, 2016, there were 28,921,403 shares of common stock outstanding.

Documents incorporated by reference: NO

Form 10-Q Quarterly Report

Tarsier Ltd.

Consolidated Balance Sheets

	November 30, 2015	May 31, 2015
Assets	(Unaudited)
Current Assets:
Cash	$2,030	$–
Assets from discontinued operations (Note 4)	–	8,703,090
Total Current Assets	2,030	8,703,090
Assets from discontinued operations (Note 4)	–	4,161,668
Total Assets	2,030	12,864,758

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$304,486	$48,750
Due to shareholder	101,828	–
Notes payable, net of debt discounts of $10,059	207,941	–
Other current liabilities	21,339	–
Liabilities from discontinued operations (Note 4)	–	11,928,595
Total Current Liabilities	635,594	11,977,345
Liabilities from discontinued operations (Note 4)	–	337,590
Total Liabilities	635,594	12,314,935

Stockholders' Equity (Deficit):
Preferred stock, 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.001 par value, 150,000,000 shares authorized; 25,291,403 and 34,325,241 shares issued and outstanding at November 30, 2015 and May 31, 2015, respectively	25,291	34,325
Additional paid-in capital	6,722,852	6,866,355
Accumulated deficit	(7,381,707)	(6,350,857)
Total Stockholders' Equity (Deficit)	(633,564)	549,823
Total Liabilities and Stockholders' Equity (Deficit)	$2,030	$12,864,758

See notes to the unaudited consolidated financial statements.

Tarsier Ltd.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Net sales	$1,640	$–	$1,640	$–
Cost of goods sold	1,284	–	1,284	–
Gross profit	356	–	356	–
Operating expenses:
Salaries and other compensation	350,000	–	410,000	–
Professional fees	255,778	–	497,296	–
General and administrative	17,476	–	37,300	–
Total operating expenses	623,254	–	944,596	–
Loss from operations	(622,898)	–	(944,240)	–
Other income (expenses):
Interest expense	(633)	–	(633)	–
Amortization of debt discount	(82,518)	–	(85,977)	–
Loss before income taxes	(706,049)	–	(1,030,850)	–
Income tax provision	–	–	–	–
Net loss from continuing operations	(706,049)	–	(1,030,850)	–

Net income from discontinued operations, net of taxes (Note 4)	–	468,307	–	341,021

Net (loss) income	$(706,049)	$468,307	$(1,030,850)	$341,021

Foreign currency translation gain	–	2,398	–	236,810

Net comprehensive (loss) income	$(706,049)	$470,705	$(1,030,850)	$577,831

Basic and diluted (loss) from continuing operations	$(0.03)	$–	$(0.04)	$–
Basic and diluted income from discontinued operations	$–	$0.01	$–	$0.01
Basic and diluted (loss) income per share	$(0.03)	$0.01	$(0.04)	$0.01

Weighted average number of common shares	24,734,301	31,325,241	25,030,545	31,325,241

See notes to the unaudited consolidated financial statements.

Tarsier Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	November 30,
Cash flows from operating activities:	2015	2014
Net (loss) income	$(1,030,850)	$341,021
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Net (income) from discontinued operations	–	(341,021)
Amortization of debt discount	85,977	–
Shares issued to consultants and board of directors	350,000	–
Services received in exchange for issuance of note payable	25,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	255,736	–
Other current liabilities	21,339	–
Net cash used in operating activities - continuing operations	(292,798)	–
Net cash provided by operating activities - discontinued operations	–	121,908
Net cash (used in) provided by operating activities	(292,798)	121,908

Cash flows from investing activities:
Net cash used in investing activities - continuing operations	–	–
Discontinued operations cash sold in sale of subsidiary	(48,161)	–
Net cash used in investing activities	(48,161)	–

Cash flows from financing activities:
Proceeds from promissory note agreements	193,000	–
Due to shareholder	101,828	–
Net cash provided by financing activities - continuing operations	294,828	–
Net cash used in financing activities - discontinued operations	–	(361,484)
Net cash provided by (used in) financing activities	294,828	(361,484)

Effect of exchange rate on cash and cash equivalents - discontinued operations	–	7,055

Net (decrease) in cash and cash equivalents	(46,131)	(232,521)

Cash at beginning of period - discontinued operations	48,161	344,636
Less: Cash at end of period - discontinued operations	–	(112,115)
Cash at end of period - continuing operations	$2,030	$–

Supplemental schedule of non-cash investing and financing activities:
Sale of discontinued entity	$598,573	$–
Common shares issued with promissory notes and recorded as debt discounts	$96,037	$–

Supplemental cash flow disclosure:
Income tax paid	$–	$–
Interest paid	$–	$6,949

See notes to the unaudited consolidated financial statements.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

NOTE 1 – ORGANIZATION

Tarsier Ltd. (the “Company”) was incorporated in Delaware on November 19, 2010 originally under the name China International Enterprise Corp. In 2011, the Company changed its name to HXT Holdings, Inc. On September 2, 2011, the Company acquired all of the outstanding capital stock of China Metal Holding, Inc. (“China Metal”), a privately-owned corporation formed in the State of Delaware. China Metal is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Changzhou Huayue Electronics Company, Limited (“Changzhou Huayue”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Changzhou Huayue is engaged in developing, manufacturing and selling high frequency induction lights and electrolytic capacitors. Changzhou Huayue’s offices and manufacturing facilities are located in China. Effective November 2, 2011, the Company changed its name to Huayue Electronics, Inc. (“HUAY”).

On April 23, 2015, the Company entered into a Partnership Interest Purchase Agreement to purchase 51% of the limited liability partnership interests in SavWatt Kazakhstan Ltd. (“SavWatt”), a limited liability partnership formed under the laws of Kazakhstan. SavWatt Kazakhstan was formed by Sutton Global Associates, Inc. (see Note 8) on April 8, 2015 to engage in the business of manufacturing and distributing energy efficient products in Kazakhstan and other Eastern European countries. No funding has been provided by either party and therefore there is no non-controlling interest as of November 30, 2015.

In May 2015, the Company approved plans to dispose of China Metal, including its subsidiary Changzhou Huayue. China Metal was sold on June 12, 2015. Refer to Note 4 for further discussion.

On September 8, 2015, the Company formed Tarsier Systems Ltd., a New York corporation. Tarsier Systems is a 100% subsidiary. On December 4, 2015, the Company change its name to Tarsier Ltd.

NOTE 2 – BASIS OF PRESENTATION

These unaudited consolidated financial statements as of and for the three (3) and six (6) months ended November 30, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2015 and 2014, respectively, which are included in the Company’s May 31, 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 15, 2015 and Form 10-K/A filed on October 13, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) and six (6) months ended November 30, 2015 are not necessarily indicative of results to be expected for the entire year ending May 31, 2016.

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company had negative working capital of $633,564 at November 30, 2015 and incurred a net loss of $1,030,850 for the six months ended November 30, 2015. The Company also has certain promissory notes which are past due.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to fund acquisitions in order to generate profitable operations in the future.

The Company hopes that future funds received will enable it to execute its business plan and generate positive operating results. However, the outcome of these matters cannot be predicted at this time and there are no assurances that the Company will be successful in accomplishing its plans.

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

In accordance with ASC 205-20, China Metal, and its wholly-owned subsidiary Changzhou Huayue, have been presented as a discontinued business in the consolidated financial statements as of May 31, 2015. Previously reported results for the unaudited comparable periods ended November 30, 2014 have been restated to reflect this reclassification.

The operational results of China Metal are presented in the “Net income from discontinued operations, net of taxes” line item on the unaudited consolidated statement of operations for the periods ended November 30, 2014. The assets and liabilities of the discontinued business are presented on the consolidated balance sheet as of May 31, 2015 as assets and liabilities from discontinued operations.

On June 12, 2015, the Company completed its sale of China Metal. The Company repurchased 10,000,000 shares of its outstanding common stock from the seller and delivered to the seller 100% of the capital stock of China Metal, which was valued at $598,573 at the time of the sale. The shares were retired and the cost was recorded against additional paid-in capital. As the seller was a related party (see Note 8), the transaction was recorded at cost and no gain or loss was recorded on the sale. There was no activity in the discontinued entity from June 1, 2015 through the date of the sale.

The major components of net income from discontinued operations were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$-	$2,763,880	$-	$6,283,572
Cost of goods sold	-	1,380,696	-	3,323,160
Gross profit	-	1,383,184	-	2,960,412
General and administrative expenses	-	839,642	-	2,550,717
Income tax provision (benefit)	-	88,296	-	22,462
Net income	$-	$468,307	$-	$341,021
Comprehensive income	$-	$470,705	$-	$577,831

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

The major classes of assets and liabilities from discontinued operations were as follows:

	November 30,	May 31,
	2015	2015
	(Unaudited)
Cash	$-	$48,161
Accounts and other receivables	-	2,776,773
Advances to suppliers	-	1,866,075
Investment in sales-type lease	-	2,384,088
Total current assets	-	8,703,090
Property and equipment	-	1,045,827
Long-term receivables	-	2,950,151
Total assets	$-	$12,864,758

Short-term loans	-	2,984,834
Accounts payable	-	2,630,700
Taxes payable	-	2,685,297
Due to related parties	-	2,136,921
Total current liabilities	-	11,928,595
Total liabilities	$-	$12,266,185

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements includes promissory note debt discounts. Actual results could differ from those estimated by management.

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

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue recognition

The Company’s revenue is derived from the sale of products. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104, included in the Accounting Standards Codification (“ASC”) as ASC 605, Revenue Recognition. The Company’s determination to recognize revenue is based on the following:

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Included in the deferred tax asset is the net operating loss carryforwards. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, the Company does not believe the benefit is more likely than not to be realized and they have recognized a full valuation allowance for these deferred tax assets as of November 30, 2015 and 2014.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the six months ended November 30, 2015 and 2014.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

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

The Company’s accounts payable and accrued expenses due to shareholder and notes payables approximate fair values due to their short-term maturities.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification ASC 260 Earnings per Share (“ASC 260”). Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method). There were no such securities for the three and six month periods ended November 30, 2015 and 2014.

Foreign currency translation

The functional currency of the U.S. parent company is U.S. Dollars, or USD. The functional currency of the discontinued subsidiary at May 31, 2015 is Renminbi or RMB, and its reporting currency is U.S dollars for the purpose of these financial statements.  The accounts of the Chinese subsidiary were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the unaudited statement of operations and comprehensive income for the three and six months ended November 30, 2014.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on previously reported results of operations or stockholders’ equity.

Certain items of the discontinued entity, such as statutory reserves and accumulated other comprehensive income, were reclassified to retained earnings in the consolidated balance sheet as of May 31, 2015.

NOTE 6 – NOTE PAYABLE

On August 24, 2015, the Company entered into an unsecured, short-term promissory note with an accredited investor for $79,000. The note earns interest at 2% per annum and matured on November 23, 2015. In conjunction with the note, the Company issued 180,000 common shares to the investor. The shares resulted in a debt discount of $44,790 based on the relative fair value of the shares issued, of which $3,459 and $41,511 was amortized during the three and six months ended November 30, 2015. The debt discount was fully amortized and the principal was still outstanding and past due at November 30, 2015. Accrued interest is included in accounts payable and accrued expenses on the unaudited consolidated balance sheet.

On August 25, 2015, the Company borrowed an additional $11,000 from the same investor. The loan is non-interest bearing, unsecured and due on demand.

On September 3, 2015, the Company entered into an unsecured, short-term promissory note with an accredited investor for $78,000. The note matured on December 3, 2015. In conjunction with the note, the Company issued 156,000 common shares to the investor. The shares resulted in a debt discount of $41,889 based on the relative fair value of the shares issued, of which $40,508 was amortized during the three and six months ended November 30, 2015. As of November 30, 2015, the note payable, net of unamortized debt discount, was $76,619. The note is still outstanding and past due as of the filing date of this report.

On November 23, 2015, the Company entered into an unsecured, short-term promissory note with an existing accredited investor for $25,000. The note matures on January 24, 2016. In conjunction with the note, the Company issued 25,000 common shares to the investor. The shares resulted in a debt discount of $9,177 based on the relative fair value of the shares issued, of which $499 was amortized during the three and six months ended November 30, 2015. As of November 30, 2015, the note payable, net of unamortized debt discount, was $16,322.

During the three months ended November 30, 2015, the Company received consulting services from a firm. In exchange for these services, on September 30, 2015 the Company issued an unsecured note payable in the principal amount of $25,000. The note bears interest at 5% and matures on September 30, 2016.

NOTE 7 - STOCKHOLDERS’ EQUITY

Pursuant to the Partnership Interest Purchase Agreement dated April 23, 2015, the Company issued 3,000,000 common shares to a related party. Refer to Note 8 for further discussion.

On June 12, 2015, the Company repurchased 10,000,000 shares of the Company’s outstanding common stock pursuant to the sale of China Metal. Refer to Note 8 for further discussion.

In August 2015, the Company agreed to issue options to purchase 2,000,000 shares of common stock per consulting agreements. These options, as well as the options per Isaac H. Sutton’s employment agreement, are subject to Board approval at the time of this report.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

During the six months ended November 30, 2015, the Company issued 105,162 common shares pursuant to consulting agreements for a total value of $60,000. The fair value of the stock was determined using the closing trading prices on the issuance dates. The amounts are included in professional fees in the unaudited consolidated statements of operations and comprehensive income.

On November 30, 2015, the Company issued 500,000 common shares to the members of the Board of Directors as compensation for being board members for a total value of $290,000, or $0.58 per share. The fair value of the stock was determined using the closing trading price on the issuance date. The amounts are included in salaries and compensation in the unaudited consolidated statements of operations and comprehensive income.

As mentioned in Note 6 above, the Company issued 361,000 common shares during the six months ended November 30, 2015 in conjunction with promissory note agreements.

As of November 30, 2015 and May 31, 2015, the Company had 25,291,403 and 34,325,241 common shares issued and outstanding, respectively.

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

On June 12, 2015, the Company sold 100% of its subsidiary China Metal to Mr. Shudong Pan, an officer and director of China Metal and Changzhou Huayue. As part of the sale, the Company repurchased 10,000,000 of the outstanding common shares held by Mr. Pan. The repurchase of common shares was recorded at cost of $598,573 as additional paid-in capital, which represented the value of China Metal’s net assets at the time of the sale.

During the period ended November 30, 2015, Sutton Global Associates Inc. (“Sutton Global”), a company controlled by the chief executive officer, paid certain expenses on behalf of the Company. The balance owed to Sutton Global is included as due to shareholder on the unaudited consolidated balance sheet.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On April 27, 2015, the Company entered into an employment agreement with Isaac H. Sutton to serve as Chief Executive Officer of the Company. The agreement provides for an initial term of three years and will terminate on April 27, 2018. The employment agreement will be extended automatically for successive one-year periods thereafter unless the Company or Mr. Sutton gives written notice to the other to allow the employment agreement to expire. Mr. Sutton will be paid an initial annual base salary of $120,000. At November 30, 2015, accrued salary owed to Mr. Sutton is included in due to shareholder per the unaudited consolidated balance sheet.

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

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

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

NOTE 11 - SUBSEQUENT EVENTS

On December 1, 2015, the Company consummated an asset purchase agreement with DemanSYS Energy Inc. (“DemanSYS”), a Delaware corporation, for all rights under selected contracts, and certain intellectual property rights. In consideration for the purchased assets, the Company issued a convertible promissory note for $450,000 due in various installments from January to June 2016. The note is convertible upon default, at the option of the holder, into shares of common stock at a 30% discount to the 10 day average closing price. The note is also convertible at the option of the lender, in the event of default, into shares of common stock at a 30% discount to the 10 day average closing price. The Company also issued 2,500,000 common shares to DemanSYS to be held in escrow, subject to revenue targets to be met in regards to the software platform acquired. The Company is still determining the purchase price allocation.

On December 4, 2015, the Company filed an amendment with the State of Delaware to increase the authorized common stock from 60,000,000 to 150,000,000 shares. The Board also approved the increase of authorized preferred stock from 1,000,000 to 10,000,000 shares.

In December 2015, the Company agreed to issue options to purchase 10,800,000 shares of common stock per four employment agreements. These options are subject to Board approval at the time of this report. In August 2015, the Company agreed to issue options to purchase 2,000,000 shares of common stock per consulting agreements. These options, as well as the options per Isaac H. Sutton’s employment agreement, are subject to Board approval at the time of this report.

On January 4, 2016, the Company issued 1,000,000 common shares pursuant to a Joint Venture Agreement. The shares are to be held in escrow pending the successful performance of the Joint Venture partner.

On January 4, 2016, the Company issued 30,000 common shares pursuant to consulting agreements, and 100,000 common shares pursuant to an employment agreement. The fair value of the stock was determined using the closing trading price on the issuance date. The amounts are included in professional fees and salaries and compensation, respectively, in the unaudited consolidated statements of operations and comprehensive income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Tarsier Ltd. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A titled “Risk Factors” in the Amendment No. 1 to the Company’s Annual Report on Form 10K/A filed on October 13, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Company Overview

After completing the reorganization of our business and management in June 2015 as discussed in note 1 to our financial statements included in this report, we intend to engage in the business of:

•	developing and selling LED street lighting and state-of-the-art Smart City technology

•	providing large corporations, institutions, facilities and factories with energy management software and solutions

•	providing energy audit services that help customers reduce their energy consumption and save money

•	providing commercial and residential customers sustainable energy products; and

•	developing innovative energy-saving products, including LED light bulbs and fixtures, battery back-up systems and micro-grid technology.

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

Energy Management Software and Solutions

While many companies have rightfully sought out more cost-effective energy suppliers, we intend to establish a team of innovators in the area of “energy consumption reduction.” By combining their expertise with a comprehensive energy management software solution, we believe we can help our clients to significantly reduce their energy cost without disrupting their respective businesses. We have recently acquired this technology, which will be marketed under the name T-Flow Energy Management Software. T-Flow enables the Company to be able to go into any large building, facility, campus or factory and monitor the energy demand of its equipment (e.g. HVAC, Heavy Machinery, Lighting, etc.). Our software would then continually provide the critical “load data” our clients need to effectively manage overall demand. Clients are compensated in the form of rebates for this access and the Company participates in the revenues for providing the software and monitoring services.

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

LED Bulbs and Fixtures

Emitting more light per watt than incandescent bulbs and capable to lasting up to 100,000 hours, LED lights are revolutionizing the lighting industry. Unlike their virtually obsolete counterparts, LED lights contain no harmful ultraviolet rays, do not visibly flicker, and do not contain any toxic substances. Additionally, LED lighting is projected to achieve a market share of 84% of lumen-hour sales in the general illumination market by 2030, reducing lighting energy consumption in that year alone by 40%, for a savings of 3.0 quads (261 terawatt-hours) - worth over $26 billion at today’s energy prices and equivalent to the total energy consumed by nearly 24 million U.S. homes ( per US Department of Energy).

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

To spur adoption of energy efficient products, U.S. federal law mandated that all light bulbs become 30% more efficient by 2012. The Federal government currently offers tax deductions of up to $.60 per square foot if a new lighting system is installed that reduces power usage by 25% to 40% of the standard lighting power values specified by AHSRAE standard 90.1-2001

The lighting industry is intensely competitive and many of our competitors are large, well-funded companies that have substantially larger staffs, manufacturing and distribution facilities and financial resources than we have at the present time. In the LED market, we will compete with companies that manufacture or sell nitride-based LED chips as well as those that sell LED components. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than we are able to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average sales prices.

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

Micro-Grid/Battery Back Up

In October 2012, Hurricane Sandy devastated power infrastructures from Jamaica and Cuba to New York City and beyond. Power was disrupted to millions of families and businesses for days, weeks and even months. Electric grid vulnerability was back in the mind of government leaders, emergency management personnel and even customers. The advances in battery technology over the last decade is palpable. The purchases of electric cars have gone well beyond the “early adopters” and into the mainstream. Fledgling companies like Tesla have emerged as formidable competition for Detroit’s oldest brands, and Tesla has recently announced that it has set its sights on other major applications for its innovative battery technologies. We also plan to become a formidable competitor in the world of battery storage and micro-grid technology. While the world has embraced the concept of “energy saving,” there is still a heavy reliance on the worldwide energy grid, the complex system of energy supply that spans the globe. Ultimately, it is those that achieve total independence from this energy grid that will be the least vulnerable and most valuable. Over the next several years, our Tarsier Innovation division plans will to forge new ground in battery storage and micro-grid technology. As discussed above, we acquired software program that can manage energy that is purchased at “off peak” times, when costs are lower, stored on a battery and re-deployed during “Peak” times when energy costs typically are higher.

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

Consolidated Results of Operations

For the Three and Six Months Ended November 30, 2015 and 2014

In June 2015, we disposed of our wholly-owned subsidiary, China Metal Holdings, Inc. The results of China Metal are presented as net income from discontinued operations in our unaudited consolidated statements of operations for the periods ended November 30, 2015 and 2014. Refer to Note 4 in the notes to the unaudited consolidated financial statements for a breakdown of major income and expense items of the discontinued entity.

During three and six months ended November 30, 2015, our continuing operations had $1,640 in sales. Our continuing operations did not have any sales for the three and six months ended November 30, 2014.

During three and six months ended November 30, 2015, our continuing operations had $356 in gross profit. Our continuing operations did not have any gross profit for the three and six months ended November 30, 2014.

Our operating expenses for the periods were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Salaries and compensation	$350,000	$-	$410,000	$-
Professional fees	255,778	-	497,296	-
General and administrative	17,477	-	37,300	-
Total operating expenses	$623,255	$-	$944,596	$-

Salaries and compensation consisted of amounts owed to the chief executive officer and share based compensation. Salary expense incurred to our CEO, who joined our company in April 2015, was $60,000 and $120,000, respectively, for the three and six months ended November 30, 2015. During the three months ended November 30, 2015, we issued 100,000 shares to each of our five board of directors members for a total value of $290,000.

Professional fees included expenses incurred for consultants, lawyers, accountants and investor relations. Included in this amount is $40,000 and $60,000 of common shares issued to a consultant during the three and six months ended November 30, 2015, respectively, as mentioned in Note 7 of the unaudited consolidated financial statements. General and administrative expenses was primarily attributable to rent expense and travel and entertainment. We expect operating expenses to increase as we continue to increase our operations.

During the three and six months ended November 30, 2015, we recorded amortization of debt discount of $82,518 and $85,977, respectively, pertaining to the debt discounts established upon the promissory note agreements as mentioned in Note 6 of the unaudited consolidated financial statements.

Net loss from continuing operations for the three and six months ended November 30, 2015 was $706,051 and $1,030,851, respectively. There was no net income for continuing operations for the three and six months ended November 30, 2014. We anticipate that, depending on market conditions and our current state of operations, we may incur additional operating losses in the future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

As of November 30, 2015, our cash balance was $2,030. Our primary sources of cash have been several short-term promissory notes and loans from individual investors. Further, certain expenses have been paid by Sutton Global, the company controlled by our chief executive officer, on behalf of our company. This has allowed us to continue operations and pay creditors given our limited liquidity. Our primary use of cash has been payments for professional fees to consultants, lawyers, accountants, and fees associated with public filings, as well as repayments of amounts owed to our chief executive officer.

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

We have presented cash flows from operating, investing, and financing activities from discontinued operations on the unaudited consolidated statements of cash flows for the periods ended November 30, 2015 and 2014.

During the six months ended November 30, 2015, net cash used in operating activities of $190,970 was primarily attributable to a net loss of $1,030,851. The net loss was offset by non-cash charges, including amortization of debt discount of $85,977 and share, based compensation of $350,000. Further, the net loss was offset by an increase in accounts payable and accrued expenses of $255,735 as many professional fees incurred have not yet been paid to creditors, and an increase in due to shareholder of $101,828, representing amounts still owed to Sutton Global for expenses paid on behalf of our company.

During the six months ended November 30, 2015, there was no cash provided by or used in investing activities.

During the six months ended November 30, 2015, net cash provided by financing activities of $193,000 primarily included short-term promissory notes of $79,000, $78,000, $11,000 and $25,000 from individual accredited investors.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 5 to our unaudited consolidated financial statements for the period ended November 30, 2015 contained herein.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

-The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

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

Sale of Unregistered Securities. On August 24, 2015, we issued 180,000 common shares, valued at $.25 per share, in conjunction with a promissory note agreement. The common shares issued pursuant to the note agreement qualified for an exemption pursuant to Section 4(a) (2) of the Securities Act as the issuance of the securities by our company did not involve a “public offering.”

On August 17, 2015, we issued 34,483 common shares, valued at $.58 per share, pursuant to a consulting agreement to provide investor relations services. The common shares issued pursuant to the consulting agreement qualified for an exemption pursuant to Section 4(a) (2) of the Securities Act as the issuance of the securities by our company did not involve a “public offering.”

On September 3, 2015, we issued 156,000 common shares, valued at $.25 per share, in conjunction with a promissory note agreement. The common shares issued pursuant to the note agreement qualified for an exemption pursuant to Section 4(a) (2) of the Securities Act as the issuance of the securities by our company did not involve a “public offering.”

On September 29, 2015, we issued 34,965 common shares, valued at $ .57 per share, pursuant to a consulting agreement to provide investor relations services. The common shares issued pursuant to the consulting agreement qualified for an exemption pursuant to Section 4(a) (2) of the Securities Act as the issuance of the securities by our company did not involve a “public offering.”

On October 25, 2015, we issued 35,714 common shares, valued at $ .57 per share, pursuant to a consulting agreement to provide investor relations services. The common shares issued pursuant to the consulting agreement qualified for an exemption pursuant to Section 4(a) (2) of the Securities Act as the issuance of the securities by our company did not involve a “public offering.”

On November 23, 2015, we issued 25,000 common shares, valued at $.25 per share, in conjunction with a promissory note agreement. The common shares issued pursuant to the note agreement qualified for an exemption pursuant to Section 4(a) (2) of the Securities Act as the issuance of the securities by our company did not involve a “public offering.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Notes for $79,000 Due on November 23, 2015 and $78,000 due on December 3, 2015 are in default. Management is in discussions with the Note Holders to extend payment dates.

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

TARSIER LTD.

Date: January 19, 2016	By:	/s/ Isaac H. Sutton
Chief Executive Officer

