Form 10-Q
period 2016-02-29
Tarsier Ltd.
filed 2016-04-19
CIK 1315756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

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

As of April 19, 2016, there were 29,121,403 shares of common stock outstanding.

Form 10-Q Quarterly Report

Tarsier Ltd.

Consolidated Balance Sheets

Assets
	February 29, 2016	May 31, 2015
Current Assets:	(Unaudited)
Cash and cash equivalents	$16,196	$-
Accounts receivable	34,519	–
Assets from discontinued operations (Note 4)	–	8,703,090
Total Current Assets	50,715	8,703,090
Computer software and equipment	931,081	–
Goodwill	928,437	–
Other receivable	15,000
Assets from discontinued operations (Note 4)	–	4,161,668
Total Assets	1,925,233	12,864,758

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$409,969	$48,750
Accrued debt issuance costs, net	98,583	–
Due to shareholder	84,545	–
Notes payable, net	295,730	–
Convertible notes payable, net	833,774	–
Derivative liability	45,262	–
Liabilities from discontinued operations (Note 4)	–	11,928,595
Total Current Liabilities	1,767,863	11,977,345
Liabilities from discontinued operations (Note 4)	–	337,590
Total Liabilities	1,767,863	12,314,935

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 9,500,000 and 0 shares designated as
Series A at February 29, 2016 (unaudited) and May 31, 2015, respectively	–	–
Common stock, $0.001 par value, 150,000,000 shares authorized; 28,921,403 and 34,325,241
shares issued and outstanding at February 29, 2016 (unaudited) and May 31, 2015, respectively	28,921	34,325
Additional paid-in capital	8,892,182	6,866,355
Accumulated deficit	(8,763,733)	(6,350,857)
Total Stockholders' Equity	157,370	549,823
Total Liabilities and Stockholders' Equity	$1,925,233	$12,864,758

See notes to the unaudited consolidated financial statements.

Tarsier Ltd.

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 29,		February 29,
	2016	2015	2016	2015
Revenue	$312,163	$–	$313,803	$–
Cost of revenue	244,509	–	245,793	–
Gross profit	67,654	–	68,010	–
Operating expenses:
Salaries and other compensation	315,092	–	725,092	–
Professional fees	757,162	–	1,254,458	–
Depreciation and amortization	40,482	–	40,482	–
General and administrative	129,318	–	166,617	–
Total operating expenses	1,242,054	–	2,186,649	–
Loss from operations	(1,174,400)	–	(2,118,639)	–
Other income (expenses):
Gain on change in fair value of derivative liability	49	–	49	–
Interest expense	(11,497)	–	(12,130)	–
Amortization of debt discount and deferred financing costs	(196,178)	–	(282,155)	–
Loss before income taxes	(1,382,026)	–	(2,412,875)	–
Income tax provision	–	–	–	–
Net loss from continuing operations	(1,382,026)	–	(2,412,875)	–

Net income from discontinued operations, net of taxes (Note 4)	–	1,296,819	–	1,637,840

Net (loss) income	$(1,382,026)	$1,296,819	$(2,412,875)	$1,637,840

Foreign currency translation loss	–	(304,594)	–	(67,784)

Net comprehensive (loss) income	$(1,382,026)	$992,225	$(2,412,875)	$1,570,056

Basic and diluted (loss) from continuing operations	$(0.05)	$–	$(0.09)	$–
Basic and diluted income from discontinued operations	$–	$0.04	$–	$0.05
Basic and diluted (loss) income per share	$(0.05)	$0.04	$(0.09)	$0.05

Weighted average number of common shares	27,339,865	31,325,241	25,795,593	31,325,241

See notes to the unaudited consolidated financial statements.

Tarsier Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	February 29,
Cash flows from operating activities:	2016	2015
Net (loss) income	$(2,412,875)	$1,637,840
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Net (income) from discontinued operations	–	(1,637,840)
Depreciation and amortization	40,482
Gain on change in fair value of derivative liability	(49)
Amortization of debt discount and deferred financing costs	282,155	–
Shares issued to employees, consultants and board of directors	1,005,400	–
Options issued to employees	54,058	–
Services received in exchange for issuance of note payables	80,000	–
Changes in operating assets and liabilities:
Accounts receivable	(34,518)	–
Other receivable	(15,000)
Accounts payable and accrued expenses	388,947	–
Net cash used in operating activities - continuing operations	(611,399)	–
Net cash used in operating activities - discontinued operations	–	(1,758,715)
Net cash used in operating activities	(611,399)	(1,758,715)

Cash flows from investing activities:
Net cash used in investing activities - continuing operations	–	–
Discontinued operations cash sold in sale of subsidiary	(48,161)	–
Net cash used in investing activities	(48,161)	–

Cash flows from financing activities:
Proceeds from convertible promissory note agreements	456,750
Deferred financing costs paid in connection with convertible note	(81,700)
Repayments of convertible notes	(50,000)
Proceeds from promissory note agreements	218,000	–
Due to shareholder	84,545	–
Net cash provided by financing activities - continuing operations	627,595	–
Net cash used in financing activities - discontinued operations	–	1,496,441
Net cash provided by financing activities	627,595	1,496,441

Effect of exchange rate on cash and cash equivalents - discontinued operations	–	(24,289)

Net decrease in cash and cash equivalents	(31,965)	(286,563)

Cash at beginning of period - discontinued operations	48,161	344,636
Less: Cash at end of period - discontinued operations	–	(58,073)
Cash at end of period - continuing operations	$16,196	$–

Supplemental schedule of non-cash investing and financing activities:
Sale of discontinued entity	$598,573	$–
Common shares issued with promissory notes and recorded as debt discounts	$96,037	$–
Convertible promissory note issued in connection with asset purchase agreement	$450,000	$–
Accrued debt issuance costs	$5,000,000	$–

Supplemental cash flow disclosure:
Income tax paid	$–	$–
Interest paid	$4,598	$6,949

See notes to the unaudited consolidated financial statements.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

NOTE 1 – ORGANIZATION

Tarsier Ltd. (the “Company”) was incorporated in Delaware on November 19, 2010 originally under the name China International Enterprise Corp. In 2011, the Company changed its name to HXT Holdings, Inc. On September 2, 2011, the Company acquired all of the outstanding capital stock of China Metal Holding, Inc. (“China Metal”), a privately-owned corporation formed in the State of Delaware. China Metal is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Changzhou Huayue Electronics Company, Limited (“Changzhou Huayue”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Changzhou Huayue is engaged in developing, manufacturing and selling high frequency induction lights and electrolytic capacitors. Changzhou Huayue’s offices and manufacturing facilities are located in China. Effective November 2, 2011, the Company changed its name to Huayue Electronics, Inc. On December 4, 2015, the Company changed its name to Tarsier Ltd.

On April 23, 2015, the Company entered into a Partnership Interest Purchase Agreement to purchase 51% of the limited liability partnership interests in SavWatt Kazakhstan Ltd. (“SavWatt”), a limited liability partnership formed under the laws of Kazakhstan. SavWatt Kazakhstan was formed by Sutton Global Associates, Inc. (see Note 8) on April 8, 2015 to engage in the business of manufacturing and distributing energy efficient products in Kazakhstan and other Eastern European countries. No funding has been provided by either party and therefore there is no non-controlling interest as of February 29, 2016.

In May 2015, the Company approved plans to dispose of China Metal, including its subsidiary Changzhou Huayue. China Metal was sold on June 12, 2015. Refer to Note 4 for further discussion.

On September 8, 2015, the Company formed Tarsier Systems Ltd. (“Tarsier Systems”), a New York corporation. Tarsier Systems is a 100% owned subsidiary of the Company.

On December 28, 2015, the Company entered into a joint venture agreement with NOVOsol Power Company, Corp. (“Novosol”), to form Tarsier Novosol Energy for the development of a portfolio of turbine energy projects in the Philippines. The Company will own and control 51% of the outstanding stock of Tarsier Novosol Energy. As of April 19, 2016, the entity has yet to be formed.

On February 10, 2016, the Company formed Tarsier Energy, Ltd. (“Tarsier Energy”), a Delaware corporation, to resell electric and gas in New York, New Jersey, Pennsylvania and Maryland. Tarsier Energy is a 100% owned subsidiary of the Company.

NOTE 2 – BASIS OF PRESENTATION

These unaudited consolidated financial statements as of and for the three (3) and nine (9) months ended February 29, 2016 and 2015, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2015 and 2014, which are included in the Company’s May 31, 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 15, 2015 and Form 10-K/A filed on October 13, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) and nine (9) months ended February 29, 2016 are not necessarily indicative of results to be expected for the entire year ending May 31, 2016.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company had negative working capital of $1,717,148 at February 29, 2016 and incurred a net loss of $2,412,875 for the nine months ended February 29, 2016. The Company also has certain promissory notes which are past due.

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

The Company anticipates that future funds received will enable it to execute its business plan and generate positive operating results. However, the outcome of these matters cannot be predicted at this time and there are no assurances that the Company will be successful in accomplishing its plans.

NOTE 4 - DISCONTINUED OPERATIONS

In May 2015, the Company approved plans to dispose of its China Metal subsidiary, including China Metal’s wholly-owned subsidiary, Changzhou Huayue. Management elected to dispose of the entities because the Company intends to focus its operations outside of China and rather in the U.S. and other foreign markets. On June 2, 2015, the Company entered into a Stock Purchase Agreement to sell 100% of the issued and outstanding shares of common stock of China Metal. The Company completed the sale on June 12, 2015.

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

On June 12, 2015, the Company completed its sale of China Metal. The Company repurchased 10,000,000 shares of its outstanding common stock from the seller and delivered to the seller 100% of the capital stock of China Metal, which was valued at $598,573 at the time of the sale. The purchased shares were retired and the cost was recorded against additional paid-in capital. As the seller was a related party (see Note 11), the transaction was recorded at cost and no gain or loss was recorded on the sale. There was no activity in the discontinued entity for the three and nine months ended February 29, 2016.

The major components of net income from discontinued operations were as follows:

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

	Three Months Ended February 29,		Nine Months Ended February 29,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$-	$656,297	$-	$6,939,869
Cost of goods sold	-	525,768	-	3,848,928
Gross profit	-	130,529	-	3,090,941
General and administrative expenses	-	2,721,639	-	5,285,847
Non-operating income		4,111,126	-	4,121,777
Income tax provision	-	223,197	-	289,031
Net income	$-	$1,296,819	$-	$1,637,840
Comprehensive income	$-	$992,225	$-	$1,570,056

The major classes of assets and liabilities from discontinued operations were as follows:

	February 29, 2016	May 31, 2015
	(Unaudited)
Cash	$-	$48,161
Accounts and other receivables	-	2,776,773
Advances to suppliers	-	1,866,075
Investment in sales-type lease	-	2,384,088
Total current assets	-	8,703,090
Property and equipment	-	1,045,827
Long-term receivables	-	2,950,151
Total assets	$-	$12,864,758

Short-term loans	-	2,984,834
Accounts payable	-	2,630,700
Taxes payable	-	2,685,297
Due to related parties	-	2,136,921
Total current liabilities	-	11,928,595
Total liabilities	$-	$12,266,185

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

The following is a summary of the Company’s subsidiaries included in the consolidated financial statements as of February 29, 2016:

-	SavWatt Kazakhstan Ltd. (51% owned)
-	Tarsier Systems, Ltd. (100% owned)
-	Tarsier Energy, Ltd. (100% owned)

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

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

Business combinations

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses, including management’s estimation of the fair value of any contingent consideration, is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

Non-controlling interests

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of Accounting Standards Codification (“ASC”) 810 “Consolidation”, and are reported as a component of equity, separate from the parent company’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interests are included in the Company’s consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue recognition

The Company’s revenue is derived from the sale of products. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104, included in ASC 605, Revenue Recognition. The Company’s determination to recognize revenue is based on the following:

-	Persuasive evidence that an arrangement (sales contract) exists between a willing customer and us that outlines the terms of the sale (including customer information, product specification, quantity of goods, purchase price and payment terms).

-	Delivery is considered to have occurred when the risks, rewards and ownership of the products are transferred from the Company to its customers.

-	The Company’s price to the customer is fixed and determinable as specifically outlined in the sales contract.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

-	For customers to whom credit terms are extended, the Company assesses a number of factors to determine whether collection from them is probable, including past transaction history with them and their credit-worthiness. All credit extended to customers is pre-approved by management. If the Company determines that collection is not reasonably assured, the Company defers the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.

Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as advance from customers.

Cost of revenue

Included in cost of revenue are payments to third parties for their use of the electricity grid.

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes will be recognized if significant temporary differences between tax and financial statements occur. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Included in the deferred tax asset is the net operating loss carryforwards. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, the Company does not believe the benefit is more likely than not to be realized and it has recognized a full valuation allowance for these deferred tax assets as of February 29, 2016 and 2015.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended February 29, 2016 and 2015.

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

The Company’s accounts payable and accrued expenses, due to shareholder and notes payables approximate fair values due to their short-term maturities. Cash is considered to be highly liquid and easily tradable as of February 29, 2016 and May 31, 2015 and therefore classified as Level 1 within the fair value hierarchy.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINAAL STATEMENTS

FEBRUARY 29, 2016

The derivative liability has been valued at fair market value, in consideration of the fair value of the potential future consideration that may be required upon settlement under the terms of the convertible debt instruments. The Company’s derivative liability is classified as Level 3 financial instrument.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification ASC 260 Earnings per Share (“ASC 260”). Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of February 29, 2016 and 2015 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	For the Nine Months Ended
	February 29,
	2016	2015
Convertible promissory notes	243,899	-
Options	13,900,000	-
Warrants	1,000,000	-
Total	15,143,899	-

Convertible instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for “Accounting for Derivative Instruments and Hedging Activities.”

Accounting standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINAAL STATEMENTS

FEBRUARY 29, 2016

During the period ended February 29, 2016, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The Company has the option to perform a qualitative assessment for impairment of its goodwill to determine if it is more likely than not that the fair value of a reporting unit is below its carrying value. If the Company determines based on a qualitative assessment that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then it would not be required to perform the two-step quantitative impairment test described below. If necessary, the Company will perform a quantitative assessment for impairment of its goodwill using the two-step approach.

Foreign currency translation

The functional currency of the U.S. parent company is U.S. Dollars, or USD. The functional currency of the discontinued subsidiary at May 31, 2015 is Renminbi or RMB, and its reporting currency is U.S dollars for the purpose of these financial statements.  The accounts of the Chinese subsidiary were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the unaudited statement of operations and comprehensive income for the three and nine months ended February 28, 2015.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on previously reported results of operations or stockholders’ equity.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINAAL STATEMENTS

FEBRUARY 29, 2016

Recent accounting pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the accounting of debt discounts. The effects of this update are to be applied retrospectively as a change in accounting principle. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the effects of adopting ASU 2015-03.

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company has adopted the guidance as described in Note 4.

NOTE 6 – ACQUISITIONS

On December 31, 2015, the Company completed an acquisition of certain of the assets of Demansys Energy Inc., (“Demansys”), including a patent-pending energy management software platform that was formerly marketed under the name “Grid Daemon.” The acquisition also included the assignment of an existing contract for the use of the software platform by a major NY-based industrial client. The total purchase price consideration was $1,900,000, consisting of: (i) a convertible promissory note in the principal amount of $450,000 and (ii) 2,500,000 shares of the Company’s common stock valued at a price of $0.58 per share totaling $1,450,000. The promissory note is payable in various installments from January to June 2016. The note bears interest only upon a late payment at the rate of 6% per annum (plus an additional 15% per annum following an event of default) and, following a payment default under such note, is convertible, at the option of the holder, into shares of common stock at a 30% discount to the 10-day average closing price of the Company’s common stock immediately preceding the date of conversion. The common shares are to be held in escrow and will be released to the seller only if the Company generates at least $2.0 million of net revenues from the acquired software platform over the two-year period ending on December 31, 2017.

Preliminary Allocation of Purchase Price

In accordance with ASC 805-10-55, the asset acquisition was accounted for as a business combination. As such, the fair value of the assets acquired in the business combination are as follows:

Total purchase price consideration	$1,900,000

Computer software and equipment	971,563
Goodwill	928,437
Total	$1,900,000

The computer software and equipment purchases includes the Grid Daemon software valued at $958,513 and supporting computer equipment with a fair value of $13,050. The estimated useful lives of the computer software and equipment are four years. Amortization of the Grid Daemon software and depreciation of the computer equipment for the three and nine months ended February 29, 2016 were $39,938 and $544, respectively. The preliminary allocation to the Grid Daemon computer software includes the value of the assignment of the customer contract. Both the fair value of the contingent stock consideration and the allocation of the purchase price are subject to change within the measurement period.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Demansys asset acquisition occurred on June 1, 2014. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The following unaudited pro forma financial information includes incremental computer software and equipment amortization as a result of the asset acquisitions.

	For the Nine Months Ended
	February 29,
	2016	2015
Revenue	$858,161	$1,138,175
Net income from continuing operations	$(2,445,690)	$45,466
Basic and diluted income (loss) from continuing operations	$(0.09)	$0.00

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINAAL STATEMENTS

FEBRUARY 29, 2016

NOTE 7 – NOTES PAYABLE

On August 24, 2015, the Company entered into an unsecured, short-term promissory note with an accredited investor for $79,000. The note earns interest at 2% per annum and matured on November 23, 2015. In conjunction with the note, the Company issued 180,000 common shares to the investor. The shares resulted in a debt discount of $44,790 based on the relative fair value of the shares issued, of which $3,459 and $44,790 was amortized during the three and nine months ended February 29, 2016, respectively. The debt discount was fully amortized and the principal was still outstanding and past due at February 29, 2016. Accrued interest is included in accounts payable and accrued expenses on the unaudited consolidated balance sheet.

On September 3, 2015, the Company entered into an unsecured, short-term promissory note with an accredited investor for $78,000. The note earns interest at 2% and matured on December 3, 2015. In conjunction with the note, the Company issued 156,000 common shares to the investor. The shares resulted in a debt discount of $41,889 based on the relative fair value of the shares issued, of which $1,381 and $41,889 was amortized during the three and nine months ended February 29, 2016, respectively. The debt discount was fully amortized and the principal was still outstanding and past due at February 29, 2016. Accrued interest is included in accounts payable and accrued expenses on the unaudited consolidated balance sheet.

On November 23, 2015, the Company entered into an unsecured, short-term promissory note with an existing accredited investor for $25,000. The note earns interest at 6% and matured on January 24, 2016. In conjunction with the note, the Company issued 25,000 common shares to the investor. The shares resulted in a debt discount of $9,177 based on the relative fair value of the shares issued, of which $8,678 and $9,177 was amortized during the three and nine months ended February 29, 2016, respectively. The debt discount was fully amortized and the principal was still outstanding and past due at February 29, 2016. Accrued interest is included in accounts payable and accrued expenses on the unaudited consolidated balance sheet.

The following is a summary of notes payable at February 29, 2016:

			Balance at
	Interest	Maturity	February 29,
Type of Note	Rate	Date	2016
Short-term promissory note	2%	11/23/2015	$79,000
Short-term promissory note	2%	12/3/2015	78,000
Short-term promissory note	6%	1/24/2016	25,000
Notes issued for services	5%	Sept - Dec 2016	50,000
Other loans	0%	n/a	63,730
Total principal			295,730
Unamortized discount			-
Notes payable, net			$295,730

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On December 14, 2015, the Company entered into a convertible promissory note in connection with services performed for $30,000. The note earns interest at 2% per annum and matures on December 13, 2016. The holder, at its sole option, may convert the outstanding principal balance and accrued interest, into the Company’s common stock at a discount of 30% at maturity, with a floor price of $0.40 per share. In connection with this note, the Company recorded a beneficial conversion feature of $13,500, of which $2,848 was amortized during the three and nine months ended February 29, 2016.

On January 29, 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). Pursuant to the Credit Agreement, TCA agreed to lend up to a maximum of $15,000,000 for working capital purposes, and provided an initial credit line in the amount of $5,000,000, which is subject to funding in the discretion of TCA. In connection with the closing, an initial take down of $400,000 was funded by TCA. Any increase in the amount of the credit line from the initial amount up to the maximum amount is at the discretion of TCA. The remaining $4,600,000 of the credit line has not yet been funded to the Company.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINAAL STATEMENTS

FEBRUARY 29, 2016

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) that is secured by a first priority security interest in substantially all of the Company’s assets in favor of TCA pursuant to a Security Agreement (the “Security Agreement”). The loan also is secured by the pledge of the capital stock of Tarsier Ltd and Tarsier Systems. The initial borrowing under the Revolving Note in the amount of $400,000 bears interest at the rate of 11% per annum and is due and payable on July 29, 2016. The maturity date may be extended in TCA’s sole discretion for an additional two six-month periods. TCA will collect in reserve an amount that is held in a lock box account equal to 20% of the revolving loan commitment on such date.

Upon an event of default under the Revolving Note, TCA may convert all or any portion of the outstanding principal and accrued and unpaid interest, and any other sums due and payable under the Revolving Note, into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the common stock during the five trading days immediately prior to the applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of the Company’s outstanding common stock upon any conversion. The TCA note was not determined to be a derivative liability because the embedded conversion features only apply if the Company enters into an event of default. At February 29, 2016, the Company was not in default per the TCA Credit Agreement.

The Company has the right to prepay the Revolving Note, in whole or in part. If the Company prepays the Revolving Note in excess of 80% of the principal then due within 90 days prior to the maturity date of the Revolving Note, the Company is obligated to pay TCA an amount for liquidated damages and for the costs of being prepared to make funds available under the Credit Agreement equal to 2.5% of the outstanding Revolving Note Commitment.

An event of default under the Credit Agreement includes (i) any non-payment of the obligations, (ii) a material misrepresentations in the Credit Agreement or any related document, (iii) a default of the Company’s obligations under the terms of the Credit Agreement or any other related agreement, (iv) a default under any other obligation, (v) a bankruptcy of the Company or other assignment for the benefit of creditors, (vi) a judgment against the Company in excess of a specified amount, (vii) the occurrence of a “Material Adverse Effect” as described in the Credit Agreement, (vii) a change of control, (viii) an impairment of any of the collateral pledged, (ix) a material adverse change in the financial condition or value of the collateral, or (x) a determination by TCA that the prospect for repayment of the obligation is impaired. Upon the occurrence of an event of default under the Credit Agreement or the Revolving Note, all amounts become immediately due and payable.

The Company also agreed to pay TCA various fees during the term of the Credit Agreement, including (i) a commitment fee in the amount of 2% of the amount drawn, (ii) an advisory fee of $5,000,000 (the “Advisory Fee”), which is payable in 24 monthly installments of $125,000 starting in August 2016, at the Company’s election, in cash or through the sale by TCA of shares of the Company’s common stock issued to TCA upon conversion of a portion of the 9,500,000 shares of Series A Preferred Stock, (the “Series A Preferred Stock”), issued to TCA under the Credit Agreement (see Note 9), with a balloon balance due at the end of such 24-month period, and (iii) collection fees, asset monitoring and due diligence fees. The Company paid TCA an aggregate of $51,700 in cash for fees, expenses and closing costs in connection with the initial closing under the Credit Agreement, and an additional $30,000 in cash for legal costs, netting $318,300 in connection with such closing. The Advisory Fee payable starting in August 2016 is included as accrued debt issuance costs on the unaudited consolidated balance sheet. The fees paid in cash, plus the accrued Advisory Fee, resulted in total deferred financing costs of $5,081,700 which are netted against the accrued debt issuance costs liability. During the three and nine months ended February 29, 2016, the Company incurred $180,283 in amortization of the deferred financing costs.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINAAL STATEMENTS

FEBRUARY 29, 2016

The following is a summary of accrued debt issuance costs and deferred financing costs at February, 29, 2016:

Accrued debt issuance costs	$5,000,000
Deferred financing costs, net	(4,901,417)
Accrued debt issuance costs, net	$98,583

Deferred financing costs	$5,081,700
Accumulated amortization	(180,283)
Deferred financing costs, net	$4,901,417

On February 11, 2016, the Company entered into a convertible promissory note with an institutional lender for $56,750. The note earns interest at 10% per annum and matures on November 11, 2016. At any time following the date of the note, and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, the noteholder may elect to convert all or any part of the outstanding principal, and any accrued interest, into shares of the Company’s common stock. The outstanding principal, and any accrued interest, are convertible at a price equal to the lesser of (i) 60% multiplied by the lowest trading price during the previous 25 day trading period ending on the latest complete trading day prior to the date of the note and (ii) 60% multiple by the lowest trading price during the 25 day trading period ending on the latest complete trading day prior to the conversion date. In connection with this note, the Company recorded a derivate liability which was recognized as a debt discount. The Company recorded an initial debt discount of $45,311, of which $2,988 was amortized during the three and nine months ended February 29, 2016.

The following is a summary of activity of convertible notes payable for the nine months ended February 29, 2016:

Convertible Notes
Payable, Net
Balance - June 1, 2015	$-
Proceeds	456,750
Note issued in connection with asset purchase agreement	450,000
Note issued in connection with services performed	30,000
Repayment of notes	(50,000)
Debt discount for beneficial conversion feature, net of accumulated amortization of $5,835	(52,976)
Balance - February 29, 2016	$833,774

NOTE 9 – DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. In connection with a convertible promissory note dated February 11, 2016, the Company recorded a derivative liability of $45,311. For the three and nine months ended February 29, 2016, the Company recorded a gain on the change in fair value of the derivative liability of $49, included in other income (expenses) on the unaudited consolidated statements of operations and comprehensive income.

At the measurement date, February 29, 2016, the fair value of the embedded conversion feature was based on the Black-Scholes method using the following assumptions:

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINAAL STATEMENTS

FEBRUARY 29, 2016

Exercise price	0.34
Market price	0.60
Expected life (in years)	0.70
Expected price volatility	40.70%
Risk-free interest rate	0.56%
Dividend rate	0%

The following is a summary of the change in fair value of the derivative liability for the nine months ended February 29, 2016:

Derivative
Liability
Balance - June 1, 2015	$-
Issuance of embedded derivative, recognized as debt discount	45,311
Gain on change in fair value of derivative liability	(49)
Balance - February 29, 2016	$45,262

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

Of the 10,000,000 shares of the Company's authorized Preferred Stock, $0.001 par value per share, 9,500,000 shares are designated as Series A Preferred Stock. As part of the Credit Agreement (Note 8), the Company has designated TCA as the owner of all the Series A Preferred Stock (the “Holder”). The Company may elect, at its option, to repay the Advisory Fee through the issuance of Series A preferred shares, convertible into common shares, or monthly cash installments. Although the Series A shares have been designated to TCA, the shares are not issued for financial statements purposes as the Company may repay the Advisory Fee in cash payments rather than stock. Upon the commencement of the Advisory Fee monthly payment starting in August 2016, the Company will issue Series A shares if it elects to repay in stock.

The Series A Preferred Stock ranks senior to all classes or series of the Company’s capital stock except for those classes or series, if any, which specifically provide that such class or series will rank senior in preference or priority to the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock are not entitled to vote on any matter unless and until the Series A Preferred Stock has been converted into shares of common stock. Each share of the Series A Preferred Stock may be converted into common stock at a conversion rate equal to one divided by the average of the volume weighted average price of the Company’s common stock for the five business days immediately prior to the date that a conversion notice is provided. Any fractional shares of common stock that result from a conversion of the Series A Preferred Stock shall be rounded up to the next whole share. The Holder of the Series A Preferred Stock will not be entitled to participate with the holders of common stock in any dividends or distributions.

Upon any liquidation, dissolution or winding up of the Company, the Holder will be entitled to be paid the Liquidation Preference, in preference to any distributions to the holders of the junior securities, including, without limitation, the common stock. The Liquidation Preference shall be defined and calculated as follows: (i) $5,000,000 in the aggregate (not on a per share basis); less (ii) any and all cash proceeds previously received by Holder from the sale of the Series A Preferred Stock and/or Conversion Shares; and less (iii) any payments previously received by the Holder in redemption of shares of Series A Preferred Stock or Conversion Shares.

Common Stock

On June 12, 2015, the Company repurchased 10,000,000 shares of the Company’s outstanding common stock in connection with the sale of China Metal. Refer to Note 11 for further discussion.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINAAL STATEMENTS

FEBRUARY 29, 2016

During the nine months ended February 29, 2016, the Company issued 135,162 common shares pursuant to consulting agreements for a total value of $77,400. The fair value of the stock was determined using the closing trading prices on the issuance dates. The amounts are included in professional fees in the unaudited consolidated statements of operations and comprehensive income.

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

On January 4, 2016, the Company issued 100,000 common shares pursuant to an employment agreement.

On January 12, 2016, the Company issued 1,000,000 common shares to NOVOsol Power Company, Corp. in connection with the formation of the Tarsier Novosol Energy joint venture. The total value of the shares issued was $580,000 and is included in professional fees in the unaudited consolidated statements of operations and comprehensive income.

As of February 29, 2016 and May 31, 2015, the Company had 28,921,403 and 34,325,241 common shares issued and outstanding, respectively.

Options

During the nine months ended February 29, 2016, the Company issued options to employees pursuant to employment agreements entered into.

The Company utilizes the Black-Scholes option pricing model to determine the fair value of the employee stock options. Management is required to make certain assumptions with respect to selected model inputs. Expected volatility is based on comparable publicly traded companies’ stock movements. The expected life of the options represents the period of time that the options are expected to be outstanding. The risk free interest rate is based on the U.S treasury yield curve in effect at the time of grant. The fair value and assumptions used for options granted in the nine months ended February 29, 2016 are as follows:

Risk-free interest rate	1.50%
Expected volatility	20%
Expected life (in years)	5 to 10
Dividend yield	-

The following summarizes activity for stock options for the nine months ended February 29, 2016:

Weighted average grant date fair value	$0.14
Number of options granted and oustanding	12,900,000
Weighted average exercise price	$0.58
Number of options vested	243,091

As of February 29, 2016, total unrecognized compensation expense related to the unvested stock options was $1,964,120 which is expected to be recognized over a weighted average period of 5.94 years.

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

Warrants

During the nine months ended February 29, 2016, the Company issued warrants to consultants for certain services performed.

The Company utilizes the Black-Scholes option pricing model to determine the fair value of the warrants. Management is required to make certain assumptions with respect to selected model inputs. Expected volatility is based on comparable publicly traded companies’ stock movements. The expected life of the warrants represents the period of time that the warrants are expected to be outstanding. The risk free interest rate is based on the U.S treasury yield curve in effect at the time of grant. The fair value and assumptions used for warrants granted in the nine months ended February 29, 2016 are as follows:

Risk-free interest rate	1.50%
Expected volatility	20%
Expected life (in years)	5
Dividend yield	-

The following summarizes activity for warrants for the nine months ended February 29, 2016:

Weighted average grant date fair value	$0.12
Number of warrants granted and oustanding	1,000,000
Weighted average exercise price	$0.58
Number of warrants vested	-

As of February 29, 2016, total unrecognized compensation expense related to the unvested warrants was $217,904, which is expected to be recognized over a weighted average period of 5.25 years.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

On June 12, 2015, the Company sold 100% of its China Metal subsidiary to Mr. Shudong Pan, an officer and director of China Metal and Changzhou Huayue. As part of the sale, the Company repurchased 10,000,000 of the outstanding common shares held by Mr. Pan. The repurchase of common shares was recorded at cost of $598,573 as additional paid-in capital, which represented the value of China Metal’s net assets at the time of the sale.

During the nine months ended February 29, 2016, Sutton Global Associates Inc. (“Sutton Global”), a company controlled by the chief executive officer, paid certain expenses on behalf of the Company. The balance owed to Sutton Global is included as due to shareholder on the unaudited consolidated balance sheet.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is obligated to several of its employees under employment agreements that expire at various dates through 2019. The aggregate annual commitments under these agreements are as follows:

		Remainder of the	Fiscal years	Fiscal years
	Total	current fiscal year	2-3	4-5	Thereafter
Employment Contracts	$1,897,453	$160,500	$1,376,803	$360,150	$-

TARSIER LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

On April 27, 2015, the Company entered into an employment agreement with Isaac H. Sutton to serve as Chief Executive Officer of the Company. The agreement provides for an initial term of three years and will terminate on April 27, 2018. The employment agreement will be extended automatically for successive one-year periods thereafter unless the Company or Mr. Sutton gives written notice to the other to allow the employment agreement to expire. Mr. Sutton will be paid an initial annual base salary of $120,000. Amounts owed to Mr. Sutton per the employment contract are included in the table above. At February 29, 2016, accrued salary owed to Mr. Sutton is included in due to shareholder per the unaudited consolidated balance sheet.

NOTE 13 - SUBSEQUENT EVENTS

On March 27, 2016, the Company modified an outstanding short-term promissory note for $79,000 to be convertible into common shares at a conversion price equal to $0.05 per share. On April 6, 2016, the Company converted $15,000 of the outstanding principal into common shares.

On April 6, 2016, the Company entered into a short-term convertible promissory note for $85,000.

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

Company Overview

After completing the reorganization of our business and management in June 2015, we intend to engage in the business of:

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

LED Bulbs and Fixtures

Emitting more light per watt than incandescent bulbs and capable to lasting up to 100,000 hours, LED lights are revolutionizing the lighting industry. Unlike their virtually obsolete counterparts, LED lights contain no harmful ultraviolet rays, do not visibly flicker, and do not contain any toxic substances. Additionally, LED lighting is projected to achieve a market share of 84% of lumen-hour sales in the general illumination market by 2030, reducing lighting energy consumption in that year alone by 40%, for a savings of 3.0 quads (261 terawatt-hours) - worth over $26 billion at today’s energy prices and equivalent to the total energy consumed by nearly 24 million U.S. homes (per US Department of Energy).

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

Micro-Grid/Battery Back Up

In October 2012, Hurricane Sandy devastated power infrastructures from Jamaica and Cuba to New York City and beyond. Power was disrupted to millions of families and businesses for days, weeks and even months. Electric grid vulnerability was back in the mind of government leaders, emergency management personnel and even customers. The advances in battery technology over the last decade is palpable. The purchases of electric cars have gone well beyond the “early adopters” and into the mainstream. Fledgling companies like Tesla have emerged as formidable competition for Detroit’s oldest brands, and Tesla has recently announced that it has set its sights on other major applications for its innovative battery technologies. We also plan to become a formidable competitor in the world of battery storage and micro-grid technology. While the world has embraced the concept of “energy saving,” there is still a heavy reliance on the worldwide energy grid, the complex system of energy supply that spans the globe. Ultimately, it is those that achieve total independence from this energy grid that will be the least vulnerable and most valuable. Over the next several years, our Tarsier Innovation division plans will forge new ground in battery storage and micro-grid technology. As discussed above, we acquired software program that can manage energy that is purchased at “off peak” times, when costs are lower, stored on a battery and re-deployed during “Peak” times when energy costs typically are higher.

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

Consolidated Results of Operations

For the Three and Nine Months Ended February 29, 2016 and 2015

In June 2015, we disposed of our wholly-owned subsidiary, China Metal Holdings, Inc. The results of China Metal are presented as net income from discontinued operations in our unaudited consolidated statements of operations for the periods ended February 29, 2016 and 2015. Refer to Note 4 in the notes to the unaudited consolidated financial statements for a breakdown of major income and expense items of the discontinued entity.

On December 31, 2015, we completed an acquisition of certain of the assets of Demansys Energy Inc., including a patent-pending energy management software platform that was formerly marketed under the name “Grid Daemon.” The acquisition also included the assignment of an existing contract for the use of the software platform by a major NY based industrial client.

During the three and nine months ended February 29, 2016, our continuing operations had $312,162 and $313,803 in revenue, respectively. This was primarily attributable to $292,188 in revenue earned by Tarsier Systems due to the T-Flow (formerly Grid Daemon) software. Our continuing operations did not have any revenue for the three and nine months ended February 29, 2015.

During the three and nine months ended February 29, 2016, our continuing operations had $67,654 and $68,010 in gross profit. This was primarily attributable to $50,252 in gross profit achieved by Tarsier Systems due to the T-Flow. Our continuing operations did not have any gross profit for the three and nine months ended February 29, 2015.

Our operating expenses for the periods were as follows:

	Three Months Ended February 29,		Nine Months Ended February 29,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Salaries and compensation	$315,092	-	$725,092	-
Professional fees	757,162	-	1,254,458	-
Depreciation and amortization	40,482	-	40,482	-
General and administrative	129,318	-	166,617	-
Total operating expenses	$1,242,054	-	$2,186,649	-

Salaries and compensation consisted of amounts owed to the officers and employees of the Company as well as share-based compensation. Salary expense incurred to our CEO, who joined our company in April 2015, was $60,000 and $120,000, respectively, for the three and nine months ended February 29, 2016. During the nine months ended February 29, 2016, we incurred $348,000 in share based compensation to officers and employees, including 100,000 shares to each of our five board of directors members for a total value of $290,000.

Professional fees included expenses incurred for consultants, lawyers, accountants and investor relations. During the nine months ended February 29, 2016, we incurred $657,400 in share based compensation included in professional fees, which primarily consists of $580,000 for shares issued to our joint venture partner Novosol. Professional fees included approximately $95,000 of consulting expenses in the three months ended February 29, 2016 attributable to the operations of Tarsier Systems.

Depreciation and amortization of $40,482 for the three and nine months ended February 29, 2016 was attributable to the computer software and equipment acquired in the Demansys asset acquisition on December 31, 2015.

General and administrative expenses was primarily attributable to rent expense, insurance expense and travel and entertainment. We expect operating expenses to increase as we continue to increase our operations.

During the three and nine months ended February 29, 2016, we recorded amortization of debt discount and deferred financing costs of $196,178 and $282,155, respectively, pertaining to debt discounts and beneficial conversion features established upon promissory note agreements, and deferred financing costs incurred in connection with the TCA Credit Agreement, as mentioned in Notes 7 and 8 of the unaudited consolidated financial statements.

Net loss from continuing operations for the three and nine months ended February 29, 2016 was $1,382,026 and $2,412,875 respectively. There was no net income for continuing operations for the three and nine months ended February 29, 2015. We anticipate that, depending on market conditions and our current state of operations, we may incur additional operating losses in the future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

As of February 29, 2016, our cash balance was $16,196. Our primary sources of cash have been several short-term promissory notes and loans from individual investors, as well as the proceeds received from the TCA Credit Agreement in January 2016. Further, certain expenses have been paid by Sutton Global, the company controlled by our chief executive officer, on behalf of our company. This has allowed us to continue operations and pay creditors given our limited liquidity. Our primary use of cash has been payments for professional fees to consultants, lawyers, accountants, and fees associated with public filings, as well as repayments of amounts owed to our chief executive officer.

We believe that we have the ability to generate adequate working capital necessary for ongoing operations and obligations. However, we do not have sufficient working capital to fund our aggressive growth plans. We plan to utilize the remainder of our credit line per the TCA Credit Agreement in order to fund our mergers and acquisition activity.

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

We have presented cash flows from operating, investing, and financing activities from discontinued operations on the unaudited consolidated statements of cash flows for the periods ended February 29, 2016 and 2015.

During the nine months ended February 29, 2016, net cash used in operating activities of $611,399 was primarily attributable to a net loss of $2,412,875. The net loss was offset by non-cash charges, including amortization of debt discount and deferred financing costs of $282,155 and share-based compensation of $1,005,400. Further, the net loss was offset by an increase in accounts payable and accrued expenses of $388,947 as many professional fees incurred have not yet been paid to creditors.

During the nine months ended February 29, 2016, there was no cash provided by or used in investing activities in continuing operations.

During the nine months ended February 29, 2016, net cash provided by financing activities of $627,595 was primarily attributable to $456,750 in proceeds from convertible promissory notes, which includes the $318,300 in net proceeds from the initial take down of the TCA Credit Agreement. Net cash provided by financing activities also includes $218,000 in proceeds from short-term promissory notes and an increase in due to shareholder of $84,545, representing amounts still owed to Sutton Global for expenses paid on behalf of our company. This was partially offset by $50,000 in payments on the Demansys note payable.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 5 to our unaudited consolidated financial statements for the period ended February 29, 2016 contained herein.

Impact of Accounting Pronouncements

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. We have adopted the guidance as described in Note 4 in the notes to the unaudited consolidated financial statements.

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

(a)  Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

-	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

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

On December 14, 2015, we issued 30,000 common shares, valued at $0.58 per share, pursuant to a consulting agreement. The common shares issued pursuant to the consulting agreement qualified for an exemption pursuant to Section 4(a) (2) of the Securities Act as the issuance of the securities by our company did not involve a “public offering.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

A $78,000 note due on December 3, 2015 is in default. Management is in discussions with the noteholder to extend payment dates.

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

TARSIER LTD.

Date: April 19, 2016	By:	/s/ Isaac H. Sutton
Chief Executive Officer

